Form 10-Q
period 1996-03-31
RENO AIR INC/NV/
filed 1996-05-14
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1996

                         Commission File Number: 0-20360


                                 RENO AIR, INC.
             (Exact name of registrant as specified in its charter)


                                Nevada 88-0259913
        (State or other jurisdiction (IRS Employer Identification Number)
                        of incorporation or organization)


                                 220 Edison Way
                               Reno, Nevada 89502
                    (Address of principal executive offices)


                                 (702) 686-3835
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes    /x/                  No     /  /

Number of shares of common stock, $.01 par value, of registrant outstanding at March 31, 1996: 10,125,834

                                 RENO AIR, INC.
    ------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1996 and
                  December 31, 1995                                     3

                  Statements of Operations -
                  Three Months Ended
                  March 31, 1996 and 1995                               4

                  Statements of Cash Flows -
                  Three Months Ended
                  March 31, 1996 and 1995                               5

                  Notes to Financial Statements                         6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                    12

Item 6.           Exhibits and Reports on Form 8-K                     12

                  SIGNATURES                                           13


                                                     PART I. FINANCIAL INFORMATION
                                                      ITEM 1. FINANCIAL STATEMENTS
                                                             RENO AIR, INC.
                                                             BALANCE SHEETS
                                                  MARCH 31, 1996 AND DECEMBER 31, 1995

                                                                                 March 31,      December 31,
                                                                                    1996             1995
                                                                                (unaudited)
                                                                               -------------    -------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................   $  33,206,346    $  34,985,808
     Short-term investments ................................................              --        2,944,188
     Accounts receivable, net ..............................................      25,587,463       18,237,295
     Inventories and operating supplies ....................................       1,794,975        1,298,894
     Prepaid expenses and other ............................................      14,845,147       14,597,564
                                                                               -------------    -------------
               Total current assets ........................................      75,433,931       72,063,749
                                                                               -------------    -------------

PROPERTY AND EQUIPMENT:
     Flight equipment ......................................................      27,974,640       11,061,841
     Ground property and equipment .........................................       4,759,183        4,839,542
     Less - Accumulated depreciation .......................................      (6,193,932)      (5,212,862)
                                                                               -------------    -------------
                                                                                  26,539,891       10,688,521
RESTRICTED CASH AND INVESTMENT .............................................       3,589,402        2,150,327
DEPOSITS AND OTHER .........................................................      16,331,708       14,581,326
                                                                               -------------    -------------
                                                                               $ 121,894,932    $  99,483,923
                                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ......................................................   $  18,179,907    $  17,245,930
     Accrued liabilities ...................................................      13,946,062       14,419,993
     Fuel purchase agreement ...............................................       1,141,761        1,841,226
     Air traffic liability .................................................      29,082,276       18,924,676
     Current maturities of long-term debt ..................................         923,647          342,061
     Current portion of deferred lease payable .............................       1,737,533        1,027,858
                                                                               -------------    -------------
               Total current liabilities ...................................      65,011,186       53,801,744
                                                                               -------------    -------------

Long-term debt .............................................................      38,322,901       28,755,019
                                                                               -------------    -------------
Non-current liabilities ....................................................       8,865,660        8,024,021
                                                                               -------------    -------------

STOCKHOLDERS'  EQUITY:
     Common stock, $.01 par value, 30,000,000 shares authorized,
     10,125,834 and 9,974,800 shares issued and outstanding at
     March 31, 1996 and December 31, 1995, respectively ....................         101,258           99,748
     Additional paid - in capital ..........................................      31,929,055       31,413,623
     Accumulated deficit ...................................................     (22,335,128)     (22,610,232)
                                                                               -------------    -------------
               Total stockholders' equity ..................................       9,695,185        8,903,139
                                                                               -------------    -------------
                                                                               $ 121,894,932    $  99,483,923
                                                                               =============    =============

                                                         See accompanying notes.

                                                    RENO AIR, INC.
                                             STATEMENTS OF OPERATIONS
                                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                     (unaudited)

                                                                Three months ended
                                                                      March 31
                                                           ---------------------------
                                                               1996           1995
                                                           ------------   ------------
OPERATING REVENUES:
     Passenger .........................................  $ 68,685,556   $ 51,838,417
     Other .............................................     4,134,305      3,142,656
                                                           ------------   ------------
               Total operating revenues ................    72,819,861     54,981,073
                                                           ------------   ------------

OPERATING EXPENSES:
     Salaries, wages and benefits ......................    11,475,598      9,512,962
     Aircraft fuel and oil .............................    12,781,811      9,754,363
     Aircraft leases ...................................    12,919,381     11,875,040
     Maintenance .......................................     5,818,767      3,990,468
     Handling, landing and airport fees ................     7,370,430      5,731,386
     Advertising, marketing and sales ..................     6,771,889      4,232,196
     Commissions .......................................     4,173,147      3,563,773
     Facility leases ...................................     2,559,413      2,238,956
     Insurance .........................................     1,921,668      1,533,560
     Communications ....................................       994,647        840,489
     Depreciation and amortization .....................       981,069        555,042
     Other .............................................     4,608,030      4,004,014
                                                           ------------   ------------
               Total operating expenses ................    72,375,850     57,832,249
                                                           ------------   ------------

OPERATING INCOME (LOSS) ................................       444,011     (2,851,176)

NON-OPERATING INCOME (EXPENSE):
     Interest expense ..................................      (795,516)      (433,270)
     Interest income ...................................       723,707        296,595
     Other, net ........................................       (97,098)      (202,929)
                                                           ------------   ------------

NET INCOME (LOSS) ......................................  $    275,104   $ (3,190,780)
                                                           ============   ============

NET INCOME (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT
                       PRIMARY .........................  $       0.03   $      (0.39)
                                                           ============   ============
                      FULLY DILUTED ....................  $       0.02   $      (0.39)
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING
                    PRIMARY ............................    10,745,854      8,277,006
                                                           ============   ============
                   FULLY DILUTED .......................    11,123,058      8,277,006
                                                           ============   ============

                                          See accompanying notes.

                                RENO AIR, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (unaudited)
                                                                           Three Months
                                                                               Ended
                                                                             March 31
                                                                 ----------------------------
                                                                      1996           1995
                                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................    $   275,104     $(3,190,780)

  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization ........................        981,070         555,042
       Common stock issued under 401(k) Plan ................        210,000         240,904
       Accounts receivable ..................................     (7,350,168)       (647,736)
       Inventories and operating supplies ...................       (496,081)       (208,455)
       Prepaid expenses and other ...........................       (247,583)      1,156,301
       Restricted cash and investment .......................     (1,439,075)        100,000
       Deposits and other ...................................     (1,750,382)       (526,890)
       Accounts payable .....................................        933,977      (1,052,700)
       Accrued liabilities ..................................       (473,931)        923,639
       Fuel purchase agreement ..............................       (699,465)        662,050
       Air traffic liability ................................     10,157,600       1,199,090
       Deferred lease and non-current liabilities ...........        527,539          69,108
                                                                 ------------   -------------
          Net cash provided by (used in) operating activities        628,605        (720,427)
                                                                 ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .....................     (5,368,665)       (494,857)
    Proceeds from sale of short-term investments ............      2,944,188              --
                                                                 ------------   -------------
         Net cash used in investing activities ..............     (2,424,477)       (494,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options ..........        306,942         179,880
    Payments on notes payable ...............................       (290,532)     (2,339,866)
                                                                 ------------   -------------
          Net cash provided by (used in) financing activities         16,410      (2,159,986)
                                                                 ------------   -------------
DECREASE IN CASH AND CASH EQUIVALENTS .......................     (1,779,462)     (3,375,270)

CASH AND CASH EQUIVALENTS, beginning of period ..............     34,985,808       9,103,564
                                                                 ------------   -------------
CASH AND CASH EQUIVALENTS, end of period ....................   $ 33,206,346    $  5,728,294
                                                                 ============   =============
                            See accompanying notes.



                                 RENO AIR, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS (LOSS) PER COMMON SHARE

Income (loss) per share is computed by dividing the net income (loss) available for common stock by the weighted average number of shares of common stock and common stock equivalents assumed outstanding during the period.

NOTE C - AIRCRAFT PURCHASE AND RELATED DEBT

In February 1996, the Company purchased an MD-87 aircraft that it previously leased. This purchase was partially financed with approximately $10.4 million of debt secured by the aircraft payable over seven years and bearing interest at LIBOR plus 2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those forward-looking statements.

          Competition remains vigorous in the Company's markets. Although strong passenger demand is generating year-over-year traffic increases, yields continue to be lower in many of the Company's markets than nationwide averages. The Company's yields could be adversely impacted by reintroduction of the 10% federal excise tax on ticket sales, which could happen at any time, or by introduction of passenger user fees as an alternative to the excise tax. Also, fuel prices began increasing in February 1996 and currently are significantly higher than last year.

         In late March and April 1996, the Company significantly expanded its operations through the addition of two MD-90 aircraft to its fleet and an increase in aircraft utilization. The Company has taken delivery of two additional MD-83 aircraft in the second quarter of 1996. Management expects the increase in operations will result in a decline in both actual and break-even load factors for the second quarter of 1996, as compared to the first quarter of 1996. These changes could be impacted by changes in market conditions, further increases in the cost of fuel, or unscheduled expenditures.


Selected Operating Statistics

                                         Quarter        Quarter                Quarter
                                          Ended          Ended                  Ended
                                        March 31,      March 31,   Percent   December 31,    Percent
                                          1996           1995     Change(1)     1995        Change(2)
                                        ----------    ----------  ---------  ------------  ----------
Revenue passengers ....................  1,097,964     876,875       25%       962,151         14%
Revenue Passenger Miles (RPM) (000) ...    645,205     434,839       48%       521,439         24%
Available Seat Miles (ASM) (000) ......    947,347     756,752       25%       828,673         14%
Passenger load factor (percent) .......       68.1        57.5       18%          63.0          8%
Breakeven load factor (percent) .......       67.8        61.0       11%          62.7          8%
Revenue per passenger mile (cents) ....       10.6        11.9      -11%          11.9        -11%
Operating revenues per ASM (cents) ....        7.7         7.3        5%           7.9         -3%
Operating expenses per ASM (cents) ....        7.6         7.6        0%           7.9         -4%
Aircraft in service at end of period ..         24          20       20%            23          4%
Total block hours .....................     20,758      16,987       22%        18,513         12%
Average aircraft length of haul (miles)        562         483       16%           509         10%
Average cost of fuel (cents per gallon)      $0.69       $0.59(3)    17%         $0.71(3)      -3%

(1) Percent change from quarter ended March 31, 1995 to quarter ended March 31, 1996.
(2) Percent change from quarter ended December 31, 1995 to quarter ended March 31, 1996.
(3) Adjusted to exclude into-plane service fees in order to conform to current presentation.


Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

          The Company realized net income of $275,000, or $.03 per share of common stock for the three months ended March 31, 1996, as compared to a net loss of $3.2 million, or ($.39) per share of common stock, for the three months ended March 31, 1995. The dramatic turnaround in financial results is primarily attributable to an approximately 5% year-over-year increase in revenue per available seat mile.

          The Company's level of operations, as measured by available seat miles, increased approximately 25% during the first three months of 1996 as compared to the first three months of 1995, due to the addition of aircraft to the Company's fleet and increased average aircraft length of haul. As of March 31, 1996, the Company operated 24 aircraft (not including two MD-90 aircraft which commenced scheduled service on April 4, 1996), as compared to 20 aircraft as of March 31, 1995.

Operating Revenues

          The Company's operating revenues increased 32% in the first three months of 1996 as compared to the same period in 1995, due to the 25% increased scope of the Company's operations (as measured by available seat miles), and the approximately 5% increase in revenue per available seat mile ("RASM"). The increase in RASM is attributable to a 10.6 percentage point increase in load factor, partly offset by an 11% drop in yield. Management believes passenger loads increased year over year primarily due to increased customer awareness of and preference for the Company's product, a stimulation of passenger demand by fare discounting, and a general increase in passenger demand resulting from a stronger economy. The Company's yields declined year-over-year primarily because of an approximately 16% increase in the Company's average passenger length of haul and the impact of discounted fares.

         The factors contributing to a decline in yields were partly offset by the expiration of the federal 10% excise tax on ticket sales. The Company retained many of its advertised (gross) fares unchanged upon expiration of the tax, resulting in an increase in its net fares. The impact of the expiration of the tax increased over the course of the quarter, since the Company had paid the tax with regard to tickets sold before December 31, 1995, even though travel occurred after such date. Management cannot predict if or when the excise tax will be reimposed, or whether an alternative tax such as a user fee may be imposed. Management believes that a user fee measured by number of departures would likely have a greater net cost to the Company than re-imposition of the 10% excise tax on the price of tickets, because the Company has lower average fares and a shorter average aircraft length of haul (and thus more departures per flight hour) than industry average.

          By the end of the 1996 first quarter, the Company had three aircraft devoted to track charter programs, as opposed to one aircraft in the first quarter of 1995. The year over year increase in track charter flying contributed to the increase in average passenger length of haul, the decline in yields, and the increase in passenger load factor.

Operating Expenses

          The Company's operating expenses increased approximately 25% in the first three months of 1996 as compared to the first three months of 1995, resulting in the Company's average cost per available seat mile remaining steady for the first three months of 1996 (as compared to the prior year's quarter) at approximately 7.6 cents. Increases in the cost of fuel (including, effective October 1, 1995, of a 4.3 cents per gallon excise tax), and year-over-year increases in advertising and maintenance expense were offset by cost efficiencies resulting primarily from an approximately 16% increase in average aircraft length of haul.

         The following chart lists the components of the Company's unit costs:

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
Operating expenses per Available Seat Mile (cents)

     Salaries, wages and benefits                        1.21       1.26
     Aircraft fuel and oil                               1.35       1.29
     Aircraft leases                                     1.36       1.57
     Maintenance                                         0.61       0.53
     Handling, landing and airport fees                  0.78       0.76
     Advertising, marketing and sales                    0.71       0.56
     Commissions                                         0.44       0.47
     Facility leases                                     0.27       0.30
     Insurance                                           0.20       0.20
     Communications                                      0.10       0.11
     Depreciation and amortization                       0.10       0.07
     Other                                               0.49       0.53
                                                      --------   --------
                                                         7.62       7.65
                                                      ========   ========



         The Company's break-even load factor increased to 67.8% in the first three months of 1996 from 61.0% in the first three months of 1995 due to the decrease in yields.

Liquidity and Capital Resources

          As of March 31, 1996, the Company's cash, cash equivalents and short-term investments totaled $33.2 million, which reflects a decrease of $4.7 million from December 31, 1995. Also, the Company's working capital declined to $10.4 million at March 31, 1996, as compared to working capital of $18.3 million at December 31, 1995. These decreases are primarily due to the use of cash to purchase assets, including the down payment on the MD-87 purchased by the Company and lease deposits on two MD-90 aircraft that commenced service in April. The increase in accounts receivable from December 31, 1995 to March 31, 1996 reflects the increase in air traffic liability during the period, resulting from the Company's larger scope of operation and increased advance ticket sales.

          In the first three months of 1996, net cash provided by operating activities totaled $629,000, compared to net cash used in operating activities of $720,000 for the same period in 1995. Cash used in investing activities (to purchase property and equipment) in the first three months of 1996, net of proceeds from the sale of short-term investments, was $2.4 million, compared to $495,000 used in investing activities in the first three months of 1995. The difference between the periods is primarily attributable to the purchase of the MD-87 aircraft in 1996.

          Cash provided by financing activities was $16,000 in the first three months of 1996, arising from the exercise of options, compared to cash used in financing activities of $2.2 million (resulting from payments on notes) for the comparable period in 1995.

         The Company's leased aircraft are leased under operating leases with remaining terms ranging from less than one to 18 years. In the first quarter of 1996, the Company purchased one MD-87 aircraft that was previously leased to it, and leased a new MD-90 aircraft.

         As of March 31, 1996, the Company had commitments to lease three additional aircraft (two MD-83 aircraft and one MD-90 aircraft) on a long-term basis, all of which have since been delivered. The Company's additional annual rental payments for these leases are estimated to be approximately $7.3 million.

         In February 1996, the Company purchased an MD-87 aircraft that it previously leased. This purchase was partially financed with approximately $10.4 million of debt secured by the aircraft payable over seven years and bearing interest at LIBOR plus 2%. In the second quarter of 1996, the Company purchased two spare engines and associated rotable spare parts for an aggregate purchase price of approximately $4.3 million. The Company paid the purchase price in cash and has a proposal from a lender, subject to conditions, to finance 70% of the purchase price for a three-year note bearing interest at LIBOR plus 2.85%. The Company has committed, subject to certain conditions, to purchase an additional MD-83 aircraft for approximately $18 million (including the cost of anticipated modifications). The aircraft would be purchased in the second quarter of 1996, and leased back to the seller until April of 1997, at which point it would be added to the Company's fleet. Management intends to finance this acquisition, and is in discussion with certain potential lenders. The Company has agreed to purchase an additional spare engine from Pratt & Whitney for approximately $2.8 million for delivery in June 1996, with financing to be provided by the seller. The Company may lease or purchase more aircraft, in connection with the return of other aircraft in its fleet or as additions to its fleet.

         Management believes the Company's cash position, together with cash flow generated from operations, will be sufficient to meet the Company's obligations and capital requirements for the next twelve months. Nevertheless, airline results are highly sensitive to various factors, including the price of fuel and the actions of competing airlines, either of which can materially and adversely affect the Company's liquidity and cash flows. Management may seek to raise additional funds through sales of equity or debt securities (on a secured or unsecured basis).

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to the discussion of the Adelman lawsuit contained in
Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1995. On April 11, 1996, the Adelman plaintiffs appealed to the United States Court of Appeals for the Ninth Circuit the decision by the District Court denying their motion to vacate the summary judgment awarded to Reno Air and the other defendants on May 9, 1995. Reno Air believes the lawsuit is without merit and will continue to defend the lawsuit vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits                                                       Page

          10.20   Reno Air, Inc. Profit Sharing Plan                      14

          11      Statement Re: Computation of Earnings Per Share
                  for the Three Months ended March 31, 1996               20

B.        Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RENO AIR, INC.



DATE:  May 14, 1996                           By:   /s/ PAUL H. TATE
                                                    ----------------
                                                    Paul H. Tate
                                                    as Chief Financial Officer
                                                    and on behalf of Registrant