Form 10-Q
period 1996-06-30
RENO AIR INC/NV/
filed 1996-08-14
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1996

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

Yes  /X/                    No

     Number of shares of common stock, $.01 par value, of registrant outstanding at June 30, 1996: 10,297,734

                                 RENO AIR, INC.
- ------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - June 30, 1996 and
                  December 31, 1995                                       3

                  Statements of Operations -
                  Six Months and Three Months Ended
                  June 30, 1996 and 1995                                  4

                  Statements of Cash Flows -
                  Six Months Ended
                  June 30, 1996 and 1995                                  5

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7


PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                      13

Item 6.           Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                               14


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 RENO AIR, INC.
                                BALANCE SHEETS AT
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                   June 30,    December 31,
                                                                     1996         1995
                                                                 -----------    -----------
                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...............................$   34,018,205  $  34,985,808
     Short-term investments ..................................          --        2,944,188
     Accounts receivable, net ................................    26,829,436     18,237,295
     Inventories and operating supplies ......................     2,187,905      1,298,894
     Prepaid expenses and other ..............................    15,983,645     14,597,564
                                                                 -----------    -----------
               Total current assets ..........................    79,019,191     72,063,749
                                                                 -----------    -----------

PROPERTY AND EQUIPMENT:
     Flight equipment ........................................    37,658,752     11,061,841
     Ground property and equipment ...........................     4,573,482      4,839,542
     Less - Accumulated depreciation .........................    (7,580,198)    (5,212,862)
                                                                 -----------    -----------
                                                                  34,652,036     10,688,521
                                                                 -----------    -----------
RESTRICTED CASH AND INVESTMENT ...............................     3,571,407      2,150,327
DEPOSITS AND OTHER ...........................................    17,925,336     14,581,326
                                                                 -----------    -----------
                                                              $  135,167,970  $  99,483,923
                                                                 ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ........................................$   16,787,550  $  17,245,930
     Accrued liabilities .....................................    16,047,230     14,419,993
     Fuel purchase agreement .................................       205,838      1,841,226
     Air traffic liability ...................................    32,718,900     18,924,676
     Current maturities of long-term debt ....................     2,191,954        342,061
     Current portion of deferred lease payable ...............     2,058,853      1,027,858
                                                                 -----------    -----------
               Total current liabilities .....................    70,010,325     53,801,744
                                                                 -----------    -----------


LONG-TERM DEBT ...............................................    39,849,206     28,755,019
                                                                 -----------    -----------

NON-CURRENT LIABILITIES ......................................    11,769,976      8,024,021
                                                                 -----------    -----------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 30,000,000
       shares authorized, 10,297,734 and 9,974,800
       shares issued and outstanding at June 30,
       1996 and December 31, 1995, respectively ..............       102,977         99,748
     Additional paid - in capital ............................    32,495,704     31,413,623
     Accumulated deficit .....................................   (19,060,218)   (22,610,232)
                                                                 -----------    -----------
               Total shareholders' equity ....................    13,538,463      8,903,139
                                                                 -----------    -----------
                                                              $  135,167,970  $  99,483,923
                                                                 ===========    ===========

 The accompanying notes are an integral part of the financial statements.




                                 RENO AIR, INC.
                            STATEMENTS OF OPERATIONS
                             FOR THE SIX MONTHS AND
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)
                                                        Six months ended                 Three months ended
                                                            June 30,                           June 30,
                                                       1996           1995              1996           1995
                                                  -------------  -------------     -------------   -------------
OPERATING REVENUES:
     Passenger .................................$  155,182,459  $ 110,086,246     $  86,496,903   $  58,247,829
     Other .....................................     8,553,304      6,329,766         4,418,999       3,187,110
                                                  -------------  -------------     -------------   -------------
               Total operating revenues ........   163,735,763    116,416,012        90,915,902      61,434,939
                                                  -------------  -------------     -------------   -------------

OPERATING EXPENSES:
     Salaries, wages and benefits ..............    25,041,827     19,640,100        13,566,229      10,127,138
     Aircraft fuel and oil .....................    29,374,864     20,430,134        16,593,053      10,675,771
     Aircraft leases ...........................    28,479,879     23,983,600        15,560,498      12,108,560
     Maintenance ...............................    12,130,503      6,710,739         6,311,736       2,720,271
     Handling, landing and airport fees ........    16,292,713     11,801,160         8,922,283       6,069,774
     Advertising, sales and distribution .......    14,683,175      8,651,649         7,911,286       4,419,453
     Commissions ...............................     9,320,990      7,362,219         5,147,843       3,798,446
     Facility leases ...........................     5,373,468      4,437,263         2,814,055       2,198,307
     Insurance .................................     3,952,842      3,154,632         2,031,174       1,621,072
     Communications ............................     2,017,206      1,628,505         1,022,559         788,016
     Depreciation and amortization .............     2,367,335      1,191,748         1,386,266         636,706
     Other .....................................    10,630,744      8,591,240         6,022,714       4,587,226
                                                  -------------  -------------     -------------   -------------
               Total operating expenses ........   159,665,546    117,582,989        87,289,696      59,750,740
                                                  -------------  -------------     -------------   -------------

OPERATING INCOME (LOSS) ........................     4,070,217     (1,166,977)       3,626,206        1,684,199

NON-OPERATING INCOME (EXPENSE):
     Interest expense ..........................    (1,652,409)      (770,695)        (856,893)        (337,425)
     Interest income ...........................     1,452,386        825,362          728,679          528,767
     Other, net ................................      (182,859)    (1,746,695)         (85,761)      (1,543,766)
                                                  -------------  -------------     ------------    -------------

NET INCOME (LOSS) BEFORE INCOME TAXES ..........     3,687,335     (2,859,005)       3,412,231          331,775

INCOME TAX PROVISION ...........................       137,321           --            137,321              --
                                                  -------------  -------------     ------------    -------------

NET INCOME (LOSS) ..............................     3,550,014     (2,859,005)       3,274,910          331,775

PREFERRED STOCK DIVIDEND .......................          --            4,231              --             4,231
                                                  -------------  -------------     ------------    -------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK ...$    3,550,014  $  (2,863,236)    $  3,274,910    $     327,544
                                                  =============  =============     ============    =============

NET INCOME (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT

                       PRIMARY .................$        0.33   $      (0.33)     $       0.30    $       0.03
                                                 =============  =============      ============   =============
                       FULLY DILUTED ...........$        0.32   $      (0.33)     $       0.28    $       0.03
                                                 =============  =============      ============   =============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING

                       PRIMARY .................  10,855,017      8,633,417        11,063,877       9,424,494
                                                =============   ============      ============   =============
                       FULLY DILUTED ...........  11,001,210      8,633,417        13,962,798       9,424,494
                                                =============   ============      ============   =============


                        The accompanying notes are an integral part of the financial statements


                                 RENO AIR, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)
                                                                                             Six Months
                                                                                                Ended
                                                                                               June 30,
                                                                                     1996             1995
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss) ............................................................$   3,550,014   $ (2,863,236)

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .............................................    2,367,336      1,191,748
     Common stock issued or to be issued for 401(k) Plan .......................      120,000        373,378
     Fair value of incremental consideration on conversion of 7.25% notes ......         --        1,391,692
     Common stock issued as payment of interest on 7.25% notes .................         --          101,970
     Increase in accounts receivable ...........................................   (8,592,141)    (5,062,915)
     Increase in inventories and operating supplies ............................     (889,011)      (291,171)
    ( Increase) decrease in prepaid expenses and other .........................   (1,386,081)     3,466,346
     Increase in restricted cash ...............................................   (1,421,080)      (354,884)
     Increase in deposits and other ............................................   (3,344,010)      (636,767)
     Increase (Decrease) in accounts payable ...................................     (458,380)       378,184
     Increase in accrued liabilities ...........................................    1,507,237      1,627,281
     Decrease in fuel purchase agreement .......................................   (1,635,388)    (3,363,981)
     Increase in deferred lease payable ........................................    4,776,950        401,213
     Increase in air traffic liability .........................................   13,794,224        865,610
                                                                                   -----------    -----------

          Net cash provided by (used in) operating activities ..................    8,389,670     (2,775,532)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment .........................................  (26,330,851)    (1,408,884)
    Sale of short-term investments .............................................    2,944,188           --
                                                                                   -----------    -----------

         Net cash used in investing activities .................................  (23,386,663)    (1,408,884)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants .......................    1,085,310        249,505
    Proceeds from issuance of common stock .....................................         --        2,412,880
    Proceeds from the issuance of preferred stock ..............................         --        2,412,875
    Proceeds from notes payable ................................................   13,520,000        465,511
    Payments on notes payable ..................................................     (575,920)    (2,843,922)
                                                                                   -----------    -----------

          Net cash provided by financing activities ............................   14,029,390      2,696,849
                                                                                   -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................     (967,603)    (1,487,567)

CASH AND CASH EQUIVALENTS, beginning of period .................................   34,985,808      9,103,564
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period .......................................$  34,018,205   $  7,615,997
                                                                                   ===========    ===========

                         The accompanying notes are an integral part of the financial statements.



                                 RENO AIR, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month and three month periods ended June 30, 1996, are not necessarily indicative of the results that will be realized for the full year. Results for the six months and three months ended June 30, 1995, reflect the restatement reported in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1995.

NOTE B - INCOME (LOSS) PER COMMON SHARE

Income (loss) per share is computed by dividing the net income (loss) available for common stock by the weighted average number of shares of common stock and common stock equivalents assumed outstanding during the period.

NOTE C - AIRCRAFT PURCHASES AND RELATED DEBT

In February 1996, the Company purchased an MD-87 aircraft that it previously leased. The purchase was partially financed with approximately $10.4 million of debt secured by the aircraft payable over seven years and bearing interest at LIBOR plus 2%. On July 2, 1996, the Company purchased an MD-83 aircraft from BWIA International Airways Limited ("BWIA"). The purchase was partially financed with approximately $12.1 million of debt secured by the aircraft payable over four years and bearing interest at LIBOR plus 2.6%. The aircraft was leased back to BWIA until June 2, 1997, at which point the Company intends to add the aircraft to its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Management's Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those forward-looking statements.

         In the first six months of 1996, the Company significantly expanded its operations with the addition to its fleet of two MD-90 aircraft, two MD-83 aircraft and one MD-87 aircraft and an increase in aircraft utilization. As of June 30, 1996, the Company operated 28 aircraft, as compared to 23 aircraft at the close of 1995. The Company leased a third MD-90 aircraft commencing July 30, 1996.

         On December 31, 1995, the 10% federal excise tax on airline tickets expired. Reinstatement of the tax through December 31, 1996, has been approved by Congress and is expected to become effective in August 1996. Although this will likely result in a decrease in the Company's passenger revenues, the Company cannot predict the amount of the impact on its earnings. Such impact will depend on the extent the tax is passed on to passengers through increases in gross fares and the extent any such increase causes a loss in traffic. This depends in large part on whether other airlines increase their fares by the amount of the tax. Extension of the tax beyond December 31, 1996, will require further legislation. The Company cannot predict whether the tax will be extended. Certain of the Company's larger competitors have lobbied for imposition of a user fee in lieu of the federal excise tax. Management believes that a user fee would likely have a greater impact to the Company than the federal excise tax, because the Company has lower average fares and a shorter average stage length (and thus more passengers and departures per day) than industry average.

Selected Operating Statistics

                                         Quarter        Quarter                Quarter
                                          Ended          Ended                  Ended
                                         June 30,       June 30,   Percent    March 31,     Percent
                                          1996           1995     Change(1)     1996        Change(2)
                                        ----------    ----------  ---------  ------------  ----------
Revenue passengers .....................  1,298,135     975,125       33%     1,098,653         18%
Revenue Passenger Miles (RPM) (000) ....    769,876     497,286       55%       645,205         19%
Available Seat Miles (ASM) (000) .......  1,169,078     819,470       43%       947,346         23%
Passenger load factor (percent) ........       65.9        60.7        9%          68.1         -3%
Breakeven load factor (percent) ........       63.4        60.3        5%          67.8         -6%
Revenue per passenger mile (cents) (3)..       11.2        11.7       -4%          10.6          6%
Passenger revenues per ASM (cents) (3)..        7.4         7.1        4%           7.2          3%
Operating expenses per ASM (cents) (3)..        7.5         7.3        2%           7.6         -2%
Aircraft in service at end of period ...         28          23       22%            24         17%
Total block hours ......................     25,254      18,488       37%        20,758         22%
Average aircraft length of haul (miles).        537         483       11%           550         -2%
Average passenger length of haul (miles)        593         510       16%           587          1%
Average cost of fuel (cents per gallon).      $0.74       $0.60(4)    23%         $0.69          7%

(1) Percent change from quarter ended June 30, 1995 to quarter ended June 30, 1996.
(2) Percent change from quarter ended March 31, 1996 to quarter ended June 30, 1996.
(3) Percentage change based on actual (not rounded) figures.
(4) Adjusted to exclude into-plane service fees in order to conform to current presentation.

                                        Six Months     Six Months
                                          Ended          Ended
                                         June 30,       June 30,   Percent
                                          1996           1995     Change(1)
                                        ----------    ----------  ---------
Revenue passengers .....................  2,396,788   1,852,000       29%
Revenue Passenger Miles (RPM) (000) ....  1,415,080     932,126       52%
Available Seat Miles (ASM) (000) .......  2,116,423   1,576,221       34%
Passenger load factor (percent) ........       66.9        59.1       13%
Breakeven load factor (percent) ........       65.3        60.7        8%
Revenue per passenger mile (cents) (2)..       11.0        11.8       -7%
Passenger revenues per ASM (cents) (2)..        7.3         7.0        5%
Operating expenses per ASM (cents) (2)..        7.5         7.5        1%
Aircraft in service at end of period ...         28          23       22%
Total block hours ......................     46,012      35,978       28%
Average aircraft length of haul (miles).        543         483       12%
Average passenger length of haul (miles)        590         503       17%
Average cost of fuel (cents per gallon).      $0.72       $0.60(3)    20%

(1) Percent change from six months ended June 30, 1995 to six months ended June 30, 1996.
(2) Percentage change based on actual (not rounded) figures.
(3) Adjusted to exclude into-plane service fees in order to conform to current presentation.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

          The Company realized net income of $3,550,014, or $.33 per share of common stock, for the six months ended June 30, 1996, as compared to a net loss of $2,859,005, or ($.33) per share of common stock, for the six months ended June 30, 1995. For the three months ended June 30, 1996, the Company realized net income of $3,274,910, $.30 per share, as compared to $331,775, $.03 per share, for the second quarter of 1995. The dramatic turnaround in financial results is primarily attributable to year-over-year increases in revenue per available seat mile. This resulted from year-over-year increases in load factor, in part offset by year-over-year declines in yield (revenue per passenger mile). In addition, the Company incurred a non-cash, non-operating charge of $1.4 million in the second quarter of 1995 related to the conversion of debt to equity.

          The Company's level of operations, as measured by available seat miles, increased approximately 34% during the first six months of 1996 as compared to the first six months of 1995, due to the addition of aircraft to the Company's fleet, increased average aircraft length of haul and increased aircraft utilization.

OPERATING REVENUES

         The Company's operating revenues increased 41% in the first six months of 1996 as compared to the same period in 1995, due to a 34% increase in the scope of the Company's operations (as measured by available seat miles), and a 5% increase in passenger revenue per available seat mile ("RASM"). This trend was most pronounced in the second quarter. The Company's operating revenues increased 48% in the second quarter of 1996 as compared to the same period in 1995, due to a 43% increase in the scope of the Company's operations and a 4% increase in RASM. (In both years, operations and RASM also increased from the first quarter to the second quarter.)

         The increase in RASM for the six month period is attributable to a 7.8 percentage point increase in load factor (a 13% increase), partly offset by a 7% drop in yield. Management believes passenger loads increased year over year primarily due to increased customer awareness of and preference for the Company's product, a stimulation of passenger demand by fare discounting and a general increase in passenger demand resulting from a stronger economy. The Company's load factor decreased 3% in the second quarter of 1996 from the first quarter of 1996 as a result of the 23% increase in capacity in the second quarter.

         The Company's yields declined year-over-year primarily because of a 17% increase in the Company's average passenger length of haul, continued competitive pressure and the Company's use of promotional fares in connection with the significant expansion of its service. In July 1996, Southwest Airlines initiated $25 fares for travel from August 19 through October 31, which the Company matched on a highly restrictive basis. The Company does not believe the introduction of these fares will have a significant impact on its third quarter results, as the availability of these fares was highly restricted. However, the Company cannot predict whether further fare reductions will occur, which may be significant.

         The factors contributing to a decline in yields were partly offset by the expiration of the federal 10% excise tax on ticket sales. The Company retained many of its advertised (gross) fares unchanged upon expiration of the tax, resulting in an increase in its net fares. The impact of the expiration of the tax increased over the course of the first six months, since the tax applied to tickets sold before December 31, 1995, even though travel occurred after such date.

          During the first six months of 1996, the Company had as many as three aircraft devoted to track charter programs. As of August 1, 1996, one aircraft was devoted to such programs.

OPERATING EXPENSES

         The Company's operating expenses increased 36% in the first six months of 1996 as compared to the first six months of 1995, resulting in the Company's average cost per available seat mile increasing very slightly from 7.48 cents in the 1995 period to 7.54 cents in the first six months of 1996. This increase is primarily attributable to an approximately 20% increase in the cost per gallon of fuel and a 33% increase in maintenance expense per ASM attributable to both
(i) the impact in 1995 of a $1.6 million net reduction in operating expense resulting from a credit to the Company's maintenance reserves with respect to two leased aircraft and (ii) a smaller portion of the Company's fleet continuing to be under warranty.

         Advertising, sales and distribution expense also increased year-over-year due to a greater use of third-party reservation services. The Company is establishing a second reservation center in Las Vegas, which is planned to be in operation by the second quarter of 1997.

         The foregoing increases were offset in part by cost efficiencies resulting primarily from a 12% increase in average aircraft length of haul and an approximately 2% increase in average daily aircraft utilization. For the three months ended June 30, 1996, the Company's operating expenses increased 46% over the comparable period in 1995, resulting in the Company's average cost per available seat mile increasing to 7.47 cents from 7.29 cents in the second quarter periods, for the same reasons.

         The following chart lists the components of the Company's unit costs:


                                                         Six Months Ended
                                                             June 30,
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
Operating expenses per Available Seat Mile (cents)

     Salaries, wages and benefits                        1.18       1.25
     Aircraft fuel and oil                               1.39       1.30
     Aircraft leases                                     1.35       1.52
     Maintenance                                         0.57       0.43
     Handling, landing and airport fees                  0.77       0.75
     Advertising, sales and distribution                 0.69       0.55
     Commissions                                         0.44       0.47
     Facility leases                                     0.25       0.28
     Insurance                                           0.19       0.20
     Communications                                      0.10       0.10
     Depreciation and amortization                       0.11       0.08
     Other                                               0.50       0.55
                                                      --------   --------
                                                         7.54       7.48
                                                      ========   ========




     The Company's break-even load factor increased to 65.3% in the first six months of 1996 from 60.7% in the first six months of 1995 due primarily to the decrease in yields.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1996, the Company's cash, cash equivalents and short-term investments totaled $34 million, which reflects a decrease of $3.9 million from December 31, 1995. Also, the Company's working capital declined to $9.0 million at June 30, 1996, as compared to working capital of $18.3 million at December 31, 1995. The decrease in cash is primarily due to the use of cash to purchase assets, including the down payment on an MD-87 aircraft purchased by the Company in the first quarter, two spare engines, MD-90 spare parts, and lease deposits on two MD-90 aircraft that commenced service in April. The increase in accounts receivable from December 31, 1995 to June 30, 1996 reflects the increase in air traffic liability during the period, resulting from the Company's larger scope of operation and increased advance ticket sales.

         In the first six months of 1996, net cash provided by operating activities totaled $8.4 million, compared to net cash used in operating activities of $2.8 million for the same period in 1995. The difference is primarily attributable to the increase in cash flow resulting from realization of a net profit in the current year's period as compared to a net loss in the prior year's period and the increase in air traffic liability.

         Cash used in investing activities (to purchase property and equipment) in the first six months of 1996, net of proceeds from the sale of short-term investments, was $23.4 million, compared to $1.4 million used in investing activities in the first six months of 1995. The difference between the periods is primarily attributable to the purchase in 1996 of the MD-87 aircraft, two spare engines and spare parts for MD-90 aircraft.

          Cash provided by financing activities was $ 14 million in the first six months of 1996, arising from the financing of the capital acquisitions described above and the exercise of stock options, compared to cash provided by financing activities of $2.7 million (resulting from sales of common and preferred stock) for the comparable period in 1995.

         The Company's leased aircraft are leased under operating leases with remaining terms ranging from less than one to 18 years. In the first six months of 1996, the Company purchased one MD-87 aircraft that was previously leased to it, and leased one MD-87 aircraft, two MD-83 aircraft and two new MD-90 aircraft under long term leases. The purchase of the MD-87 aircraft was partially financed with $10.4 million of debt secured by the aircraft payable over seven years and bearing interest at LIBOR plus 2%. In the second quarter of 1996, the Company purchased two spare engines and associated rotable spare parts for an aggregate purchase price of $4.3 million, of which $3 million was financed with a three-year note bearing interest at LIBOR plus 2.85%.

         On July 2, 1996, the Company purchased an MD-83 aircraft from British West Indies Airways. The purchase was partially financed with approximately $12.1 million of debt secured by the aircraft payable over four years and bearing interest at LIBOR plus 2.6%. The aircraft was leased back to BWIA until June 2, 1997, at which point the Company intends to add the aircraft to its operations. On July 18, 1996, the Company purchased an additional spare engine for $3.2 million, of which $1.9 million was financed with a five year note bearing interest at LIBOR plus 3.15%. On July 30, 1996, the Company leased an additional MD-90 aircraft under a long term lease. The Company may lease or purchase more aircraft, in connection with the return of other aircraft in its fleet or as additions to its fleet.

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

                           PART II. OTHER INFORMATION

          Reference is made to the discussion of the Adelman lawsuit contained in Item 3 of the Company's Report on Form 10-K for the year ended December 31, 1995, and the update to such discussion contained in Item 3 of the Company's Report on Form 10-Q for the quarter ended March 31, 1996. On June 3, 1996, the Adelman plaintiffs filed with the District Court a voluntary dismissal of their appeal to the Ninth Circuit Court of Appeals. On July 3, 1996, the District Court advised plaintiffs that the dismissal was filed in the wrong court. Reno Air has no reason to believe the plaintiffs will continue prosecution of the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits                                                        Page

          10.5    Reno Air, Inc. Stock Option Plan                        15

          11      Statement Re: Computation of Earnings Per Share for the
                  Six Months and Three Months ended June 30, 1996         25

B.        Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RENO AIR, INC.



DATE:  August 12, 1996                        By:   /s/ PAUL H. TATE
                                                    Paul H. Tate
                                                    as Chief Financial Officer
                                                    and on behalf of Registrant