Form 10-Q
period 1996-09-30
RENO AIR INC/NV/
filed 1996-11-13
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1996

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

Yes  /x/                    No

Number of shares of common stock, $.01 par value, of registrant outstanding at September 30, 1996: 10,326,646

                                 RENO AIR, INC.
    ------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - September 30, 1996 and
                  December 31, 1995                                3

                  Statements of Operations -
                  Nine Months and Three Months Ended
                  September 30, 1996 and 1995                      4

                  Statements of Cash Flows -
                  Nine Months Ended
                  September 30, 1996 and 1995                      5

                  Notes to Financial Statements                    6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    7

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                14

                  SIGNATURES                                      15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 RENO AIR, INC.
                                BALANCE SHEET AT
                    September 30, 1996 AND DECEMBER 31, 1995

                                                                 September 30,  December 31,
                                                                     1996           1995
                                                                  -----------    -----------
                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................ $  26,612,298  $  34,985,808
     Short-term investments ...................................     1,973,793      2,944,188
     Accounts receivable, net .................................    29,179,758     18,237,295
     Inventories and operating supplies .......................     1,831,084      1,298,894
     Prepaid expenses and other ...............................    17,339,038     14,597,564
                                                                  -----------    -----------
               Total current assets ...........................    76,935,971     72,063,749
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT:
     Flight equipment .........................................    60,721,028     11,061,841
     Ground property and equipment ............................     5,521,145      4,839,542
     Less - Accumulated depreciation ..........................    (9,167,581)    (5,212,862)
                                                                  -----------    -----------
                                                                   57,074,592     10,688,521
                                                                  -----------    -----------
RESTRICTED CASH AND INVESTMENT ................................     7,576,126      2,150,327
DEPOSITS AND OTHER ............................................    18,993,674     14,581,326
                                                                  -----------    -----------
                                                                $ 160,580,363  $  99,483,923
                                                                  ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ......................................... $  20,434,394  $  17,245,930
     Accrued liabilities ......................................    23,166,248     14,419,993
     Fuel purchase agreement ..................................          --        1,841,226
     Air traffic liability ....................................    29,674,362     18,924,676
     Current maturities of long-term debt .....................     4,935,293        342,061
     Current portion of deferred lease payable ................     1,670,931      1,027,858
                                                                  -----------    -----------
               Total current liabilities ......................    79,881,228     53,801,744
                                                                  -----------    -----------


LONG-TERM DEBT ................................................    50,486,652     28,755,019
                                                                  -----------    -----------

NON-CURRENT LIABILITIES .......................................    11,822,126      8,024,021
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 30,000,000 shares
        authorized, 10,326,646 and 9,974,800 shares
        issued and outstanding at September 30, 1996
        and December 31, 1995, respectively ..................        103,267         99,748
     Additional paid - in capital .............................    32,599,480     31,413,623
     Accumulated deficit ......................................   (14,312,390)   (22,610,232)
                                                                  -----------    -----------
               Total shareholders' equity .....................    18,390,357      8,903,139
                                                                  -----------    -----------
                                                                $ 160,580,363  $  99,483,923
                                                                  ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                                 RENO AIR, INC.
                            STATEMENTS OF OPERATIONS
                             FOR THE NINE MONTHS AND
                 THREE MONTHS ENDED September 30, 1996 AND 1995
                                   (unaudited)

                                                     Nine months ended          Three months ended
                                                       September 30,               September 30,
                                                 1996             1995         1996             1995
                                              -------------   -----------  -------------   -------------
OPERATING REVENUES:
     Passenger .............................. $ 251,856,374 $ 180,275,133  $  96,673,915   $  70,188,887              $
     Other ..................................    12,600,027    10,423,631      4,046,723       4,093,865
                                              ------------- -------------  -------------   -------------
               Total operating revenues .....   264,456,401   190,698,764    100,720,638      74,282,752
                                              ------------- -------------  -------------   -------------

OPERATING EXPENSES:
     Salaries, wages and benefits ...........    40,586,441    30,687,095     15,544,614      11,046,995
     Aircraft fuel and oil ..................    48,269,372    32,516,175     18,894,508      12,086,041
     Aircraft leases ........................    44,713,350    36,745,832     16,233,471      12,762,232
     Maintenance ............................    19,705,815    12,478,398      7,575,312       5,767,659
     Handling, landing and airport fees .....    25,633,437    18,597,212      9,340,724       6,796,052
     Advertising, sales and distribution ....    23,346,141    14,477,064      8,662,966       5,825,415
     Commissions ............................    14,881,212    12,537,524      5,560,222       5,175,305
     Facility leases ........................     8,320,222     6,672,370      2,946,754       2,235,107
     Insurance ..............................     5,858,525     4,971,294      1,905,683       1,816,662
     Communications .........................     3,245,184     2,551,311      1,227,978         922,806
     Depreciation and amortization ..........     3,976,289     1,869,916      1,608,953         678,168
     Other ..................................    17,571,256    13,223,676      6,940,512       4,632,436
                                              ------------- -------------  -------------   -------------
               Total operating expenses .....   256,107,244   187,327,867     96,441,697      69,744,878
                                              ------------- -------------  -------------   -------------

OPERATING INCOME ............................     8,349,157     3,370,897      4,278,941       4,537,874

NON-OPERATING INCOME (EXPENSE):
     Interest expense .......................    (2,842,636)   (1,190,155     (1,190,227)       (419,460)
     Interest income ........................     2,227,819     1,396,360        775,433         570,998
     Other, net .............................       900,278    (1,849,852      1,083,140        (103,157)
                                              ------------- -------------  -------------   -------------

NET INCOME BEFORE INCOME TAXES ..............     8,634,618     1,727,250      4,947,287       4,586,255

INCOME TAX PROVISION ........................       336,776          --          199,455            --
                                              ------------- -------------  -------------   -------------

NET INCOME ..................................     8,297,842     1,727,250      4,747,832       4,586,255

PREFERRED STOCK DIVIDEND ....................          --         131,427           --           127,196
                                              ------------- -------------  -------------   -------------

NET INCOME APPLICABLE TO COMMON STOCK ....... $   8,297,842     1,595,823      4,747,832       4,459,059              $
                                              ============= =============  =============   =============

NET INCOME PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT

                       PRIMARY .............. $        0.76 $        0.17  $        0.43   $       0.42
                                              ============= =============  =============   ============
                       FULLY DILUTED ........ $        0.74 $        0.16  $        0.39   $       0.40
                                              ============= =============  =============   ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING

                       PRIMARY ..............    10,896,249     9,580,391     10,993,441     10,615,741
                                              =============   ===========  =============   ============
                       FULLY DILUTED ........    13,893,574     9,814,473     13,874,921     12,406,185
                                              =============   ===========  =============   ============


    The accompanying notes are an integral part of the financial statements.

                                 RENO AIR, INC.
                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED September 30, 1996 AND 1995
                                  (unaudited)

                                                                                        Nine Months
                                                                                           Ended
                                                                                       September 30,
                                                                              ----------------------------
                                                                                   1996            1995
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ............................................................. $  8,297,842    $  1,727,250

     Adjustments to reconcile  net income to net cash  provided by (used in) operating activities:
       Depreciation and amortization ........................................    4,349,594       1,869,916
       Common stock issued or to be issued for 401(k) Plan ..................      120,000         400,378
       Fair value of incremental consideration on conversion of 7.25% notes .         --         1,391,692
       Common stock issued as payment of interest on 7.25% notes ............         --           101,970
       Gain on sale of assets ...............................................     (944,875)           --
       Increase in accounts receivable ......................................  (10,942,463)     (6,351,721)
       Increase in inventories and operating supplies .......................     (532,190)       (546,432)
       (Increase) decrease in prepaid expenses and other ....................   (2,741,474)        251,755
       Increase in restricted cash ..........................................   (5,425,799)       (347,535)
       Increase in deposits and other .......................................   (4,412,348)       (393,369)
       Increase in account payable ..........................................    3,188,465         632,359
       Increase in accrued liabilities ......................................    8,626,255       1,302,712
       Decrease in fuel purchase agreement ..................................   (1,841,226)    (11,139,267)
       Increase in deferred lease payable ...................................    4,441,177         272,221
       Increase in air traffic liability ....................................   10,749,686       5,970,928
                                                                              ------------    ------------
          Net cash provided by (used in) operating activities ...............   12,932,644      (4,857,143)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments ...........................    2,944,188            --
     Proceeds from sale of assets ...........................................    2,500,000            --
     Purchase of property and equipment .....................................  (39,970,633)     (2,292,440)
     Purchase of short-term investments .....................................   (1,973,793)     (6,486,739)
                                                                              ------------    ------------
          Net cash used in investing activities .............................  (36,500,238)     (8,779,179)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of 9.00% Senior Convertible Notes ...........         --        27,197,766
     Proceeds from exercise of stock options and warrants ...................    1,189,376         324,205
     Proceeds from issuance of common stock .................................         --         2,378,762
     Proceeds from issuance of preferred stock ..............................         --         2,412,875
     Proceeds from issuance of notes payable ................................   15,183,000         465,511
     Payments on notes payable ..............................................   (1,178,292)     (3,505,978)
     Redemption of preferred stock ..........................................         --        (2,412,875)
     Preferred stock dividend and issuance costs ............................         --          (131,427)
                                                                              ------------    ------------

           Net cash provided by financing activities ........................   15,194,084      26,728,839
                                                                              ------------    ------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................   (8,373,510)     13,092,517

 CASH AND CASH EQUIVALENTS, beginning of period .............................   34,985,808       9,103,564
                                                                              ------------    ------------
 CASH AND CASH EQUIVALENTS, end of period ................................... $ 26,612,298    $ 22,196,081
                                                                              ============    ============

    The accompanying notes are an integral part of the financial statements.

                                 RENO AIR, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month and three month periods ended September 30, 1996, are not necessarily indicative of the results that will be realized for the full year.

NOTE B - INCOME PER COMMON SHARE

Income per share is computed by dividing the net income available for common stock by the weighted average number of shares of common stock and common stock equivalents assumed outstanding during the period.

NOTE C - EQUIPMENT PURCHASES AND RELATED DEBT

In February 1996, the Company purchased an MD-87 aircraft that it previously leased. The purchase was partially financed by the sellers with approximately $10.4 million of debt secured by the aircraft payable over seven years and bearing interest at LIBOR plus 2%. On July 2, 1996, the Company purchased an MD-83 aircraft from BWIA International Airways Limited ("BWIA"). The purchase was partially financed with approximately $12.1 million of debt secured by the aircraft payable over four years and bearing interest at LIBOR plus 2.6%. The aircraft was leased back to BWIA until June 2, 1997, at which point the Company intends to add the aircraft to its operations. Rental income and related ownership costs for the BWIA aircraft are included in the statement of operations as non-operating income (expense). In the first nine months of 1996, the Company purchased four spare engines and MD-90 spare parts for an aggregate purchase price of approximately $13 million, of which an aggregate of $5 million was financed with repayment over a period of three to five years at interest rates equal to LIBOR plus from 2.85% to 3.15%. Of this amount approximately $2 million was financed by the seller. Seller financing has been excluded from the statements of cash flows for the nine months ended September 30, 1996.

NOTE D - SALE OF ASSETS

     In September 1996, the Company sold a spare JT8D-219 engine for $2.5 million and recognized a gain on sale of $945,000. This gain is included in non-operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Management's Discussion and Analysis contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those forward-looking statements.

         In the first nine months of 1996, the Company significantly expanded its operations with the addition to its fleet of three MD-90 aircraft, two MD-83 aircraft and one MD-87 aircraft and an increase in aircraft utilization. As of September 30, 1996, the Company operated 29 aircraft, as compared to 23 aircraft at the close of 1995. The Company has no commitments for additional aircraft in the fourth quarter of 1996 and management intends to slow the Company's rate of growth in 1997 (as compared to 1996), although such policy may change in response to industry conditions or new opportunities.

     The 10% federal excise tax on airline tickets, which expired December 31, 1995, was reinstated effective August 27, 1996. The tax was in part passed on to consumers through higher gross fares. The extent it was passed on cannot be determined due to the wide number of fare changes in the industry, both before and after imposition of the tax. However, as a result of reimposition of the tax, fare sales, and the traditionally weak traffic demands in the fourth quarter, the Company's yields are currently below their levels prevailing in the third quarter of 1996.

     Extension of the tax beyond December 31, 1996, will require further legislation. The Company cannot predict whether the tax will be extended, or the impact on its financial results if the tax is not extended. Certain of the Company's larger competitors have lobbied for imposition of a user fee in lieu of the federal excise tax. Management believes that a user fee would likely have a greater negative impact to the Company than the federal excise tax, because the Company has lower average fares and a shorter average stage length (and thus more passengers and departures per day) than industry average. However, the impact of a user fee would depend on the structure of the fee, and the extent the fee can be passed on to consumers.

     Fuel prices increased significantly during the third quarter to an average of 79 cents per gallon. Domestically, the increase was most pronounced on the west coast, where the Company purchases substantially all its fuel. The Company cannot predict changes in the price of fuel. In the future, the Company may enter into fuel price hedging agreements to limit its exposure to sudden price increases.

         Effective October 1, the Company commenced service between Orange County and San Francisco. Effective October 15, the Company commenced a code-share arrangement with American Eagle, whereby American Eagle turbo-prop flights to and from Los Angeles and San Diego are also marketed under the Reno Air "QQ" code.

                          Selected Operating Statistics

                                                    Quarter        Quarter                     Quarter
                                                     Ended          Ended                       Ended
                                                 September 30,  September 30,    Percent       June 30,     Percent
                                                    1996            1995        Change (1)       1996      Change (2)
                                                 -------------  -------------  ------------  ------------  ----------
 Revenue passengers ...........................   1,390,089      1,140,427           22%       1,298,135        7%
 Revenue Passenger Miles (RPM) (000) ..........     848,278        636,450           33%         769,876       10%
 Available Seat Miles (ASM) (000) .............   1,239,825        917,581           35%       1,169,078        6%
 Passenger load factor (percent) ..............        68.4           69.4           -1%            65.9        4%
 Breakeven load factor (percent) ..............        65.1           65.0            0%            63.4        3%
 Revenue per passenger mile (cents) ...........        11.4           11.0            4%            11.2        2%
 Passenger revenues per ASM (cents) ...........         7.8            7.6            3%             7.4        5%
 Operating expenses per ASM (cents) ...........         7.8            7.6            3%             7.5        4%
 Aircraft in service at end of period .........          29             22           32%              28        4%
 Total block hours ............................      26,435         20,276           30%          25,254        5%
 Average aircraft length of haul (miles) ......         536            500            7%             537        0%
 Average passenger length of haul (miles) .....         610            558            9%             593        3%
 Average cost of fuel (cen$s per gallon) ......       $0.79          $0.63           26%           $0.74        7%
------------------------------------
(1) Percent change from quarter ended September 30, 1995 to quarter ended September 30, 1996.
(2) Percent change from quarter ended June 30, 1996 to quarter ended September 30, 1996.


                                                Nine Months Ended     Nine Months Ended      Percent
                                                September 30, 1996    September 30, 1995    Change (1)
                                                ------------------    ------------------    ----------
 Revenue passengers ...........................         3,786,877             2,992,427         27%
 Revenue Passenger Miles (RPM) (000) ..........         2,263,359             1,568,575         44%
 Available Seat Miles (ASM) (000) .............         3,356,248             2,493,802         35%
 Passenger load factor (percent) ..............              67.4                  62.9          7%
 Breakeven load factor (percent) ..............              65.2                  62.3          5%
 Revenue per passenger mile (cents) ...........              11.1                  11.5         -3%
 Passenger revenues per ASM (cents) ...........               7.5                   7.2          4%
 Operating expenses per ASM (cents) ...........               7.6                   7.5          1%
 Aircraft in service at end of period .........                29                    22         32%
 Total block hours ............................            72,447                56,254         29%
 Average aircraft length of haul (miles) ......               541                   489         11%
 Average passenger length of haul (miles) .....               598                   524         14%
 Average cost of fuel (cen$s per gallon) ......             $0.74                 $0.60         23%
------------------------------------
(1)  Percent change from nine months ended September 30, 1995 to nine months ended September 30, 1996.

Results of Operations


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

          The Company realized net income of $8,297,842 or $.76 per share of common stock, for the nine months ended September 30, 1996, as compared to net income of $1,595,823 or $.17 per share of common stock, for the nine months ended September 30, 1995. For the three months ended September 30, 1996, the Company realized net income of $4,747,832 or $.43 per share, as compared to $4,459,059 or $.42 per share, for the third quarter of 1995. The income improvement is primarily attributable to year-over-year increases in revenue per available seat mile ("RASM"). The Company's results also reflect a $945,000 gain on sale of a spare engine in the third quarter of 1996, classified as non-operating income. A non-cash, non-operating charge of $1.4 million was recorded in the second quarter of 1995 related to the conversion of debt to equity.

         The significant improvement in results for the nine-months ended September 30, 1996, as compared to the same period in the prior year, is primarily attributable to the improvement in results for the first two quarters of the year. The Company's results for the third quarter of 1996, although improved over results for the same period in 1995, reflect higher fuel prices and weak traffic and sale fares in September, which management believes reflected industry-wide softness in passenger demand.

          The Company's level of operations, as measured by available seat miles, increased approximately 35% during the first nine months of 1996 as compared to the first nine months of 1995, due to the addition of aircraft to the Company's fleet, increased average aircraft length of haul and increased aircraft utilization.

Operating Revenues

         The Company's operating revenues increased 39% in the first nine months of 1996 as compared to the same period in 1995, due to a 35% increase in the scope of the Company's operations (as measured by available seat miles), and a 4% increase in RASM.

         The increase in RASM for the nine month period is attributable to a 4.5 percentage point increase in load factor (a 7% increase), partly offset by a 3% drop in yield. Management believes passenger loads increased year over year primarily due to increased customer awareness of and preference for the Company's product, a stimulation of passenger demand by fare discounting and a general increase in passenger demand resulting from a stronger economy. The Company's load factor increased 4% in the third quarter of 1996 from the second quarter of 1996 as a result of increased seasonal demand during July and August.

         The Company's yields declined year-over-year primarily because of a 14% increase in the Company's average passenger length of haul, continued competitive pressure, and the Company's use of promotional fares in connection with the significant expansion of its service. In July 1996, Southwest Airlines initiated $25 fares for travel from August 19 through October 31. The Company matched these fares only on a highly restrictive basis, thereby reducing their negative impact on the Company's yields but increasing their negative impact on the Company's load factor. In late September, the Company initiated a $29 fare sale, which fares have been widely available and resulted in a significant increase in the Company's load factor in October, although at low yields.

Operating Expenses

         The Company's operating expenses increased 37% in the first nine months of 1996 as compared to the first nine months of 1995, resulting in the Company's average cost per available seat mile increasing slightly from 7.5 cents in the 1995 period to 7.6 cents in the first nine months of 1996. Average cost per available seat mile increased from 7.5 cents in the second quarter of 1996 to
7.8 cents in the third quarter of 1996. These increases are primarily attributable to an approximately 23% increase in the cost per gallon of fuel. Excluding fuel expense, the Company's cost per ASM remained the same for the nine months ended September 30, 1995 and 1996.

         Advertising, sales and distribution expense per ASM increased year-over-year due to a greater use of third-party reservation services. The Company is establishing a second reservation center in Las Vegas, which is planned to be in operation in the second quarter of 1997, and is intended to reduce the Company's third party reservations expense.

         Maintenance expense per ASM increased by 18% between the nine month periods on account of both (i) the impact in 1995 of a $1.6 million net reduction in operating expense resulting from a credit to the Company's maintenance reserves with respect to two leased aircraft and (ii) a smaller portion of the Company's fleet continuing to be under manufacturer warranty.

         The foregoing increases were offset in part by cost efficiencies resulting primarily from the expanded scope of operations, an 11% increase in average aircraft length of haul and an approximately 2% increase in average daily aircraft utilization. In addition, the Company reduced its commission expense by an increase in the percentage of passengers booked directly through the Company's reservations facility.

         For the three months ended September 30, 1996, the Company's operating expenses increased 38% over the comparable period in 1995, resulting in the Company's average cost per available seat mile increasing to 7.8 cents from 7.6 cents in the prior year's third quarter, primarily on account of the increase in the cost per gallon of fuel and the other factors noted above. Excluding fuel expense, the Company's cost per ASM was 6.3 cents in the third quarter of 1996 compared to 6.3 cents in the comparable 1995 period.

         The following chart lists the components of the Company's unit costs:

                                                                 Nine Months Ended
                                                                   September 30,
                                                      -----------------------------------------
                                                         1996           1995       % Change
                                                      ------------  -------------  ------------
 Operating Expenses per Available Seat Mile (cents)
     Salaries, wages and benefits                         1.21           1.23         -1.6%
     Aircraft fuel and oil                                1.44           1.30         10.8%
     Aircraft leases                                      1.33           1.47         -9.5%
     Maintenance                                          0.59           0.50         18.0%
     Handling, landing and airport fees                   0.76           0.75          1.3%
     Advertising, sales and distribution                  0.70           0.58         20.7%
     Commissions                                          0.44           0.50        -12.0%
     Facility leases                                      0.25           0.27         -7.4%
     Insurance                                            0.17           0.20        -15.0%
     Communications                                       0.10           0.10          0.0%
     Depreciation and amortization                        0.12           0.07         71.4%
     Other                                                0.52           0.53         -1.9%
                                                      ------------  -------------  ------------

                                                          7.63           7.50          1.7%
                                                      ============  =============  ============



         The Company's break-even load factor increased to 65.2% in the first nine months of 1996 from 62.3% in the first nine months of 1995 due to the decrease in yield and the increase in cost per ASM.

Liquidity and Capital Resources

          As of September 30, 1996, the Company's cash, cash equivalents and short-term investments totaled $28.6 million, which reflects a decrease of $9.3 million from December 31, 1995. Also, the Company's working capital declined to a $2.9 million deficit at September 30, 1996, as compared to working capital of $18.3 million at December 31, 1995. The decreases in cash and working capital are primarily due to the use of cash to purchase assets. Such purchases include the downpayments on an MD-87 aircraft, an MD-83 aircraft and four spare engines, as well as the purchase of MD-90 spare parts and the payments of lease deposits on three MD-90 and three MD-80 aircraft. The increase in accounts receivable from December 31, 1995 to September 30, 1996 reflects the increase in air traffic liability during the period, resulting from the Company's larger scope of operation and increased advance ticket sales.

         In the first nine months of 1996, net cash provided by operating activities totaled $12.9 million, compared to net cash used in operating activities of $4.9 million for the same period in 1995. The difference is primarily attributable to the increase in cash flow resulting from realization of a larger net profit in the current year's period and the increase in air traffic liability.

         Cash used in investing activities (to purchase property and equipment) in the first nine months of 1996, net of proceeds from the sale of short-term investments, was $36.5 million, compared to $8.8 million used in investing activities in the first nine months of 1995. The difference between the periods is primarily attributable to the purchases in 1996 of the aircraft, spare engines and spare parts, as noted above.

          Cash provided by financing activities was $15.2 million in the first nine months of 1996, arising from the financing of the capital acquisitions described above and the exercise of stock options, compared to cash provided by financing activities of $26.7 million, resulting from sales of common and preferred stock, for the comparable period in 1995.

         The Company's leased aircraft are leased under operating leases with remaining terms ranging from less than one to 18 years. In the first nine months of 1996, the Company purchased one MD-87 aircraft that was previously leased to it, and leased one MD-87 aircraft, two MD-83 aircraft and three new MD-90 aircraft under long term leases. The purchase of the MD-87 aircraft was partially financed with $10.4 million of debt secured by the aircraft payable over seven years and bearing interest at LIBOR plus 2%. In the third quarter of 1996, , the Company also purchased an MD-83 aircraft from British West Indies Airways ("BWIA") and leased it back to BWIA. The purchase was partially financed with approximately $12.1 million of debt secured by the aircraft payable over four years and bearing interest at LIBOR plus 2.6%. The aircraft was leased back to BWIA until June 2, 1997, at which point the Company intends to add the aircraft to its operations.

         In the first nine months of 1996, the Company purchased four spare engines and MD-90 spare parts for an aggregate purchase price of approximately $13 million, of which an aggregate of $5 million was financed with repayment over a period of three to five years at interest rates equal to LIBOR plus from 2.85% to 3.15%. The Company agreed to sell a different spare engine owned by it in the third quarter of 1996 realizing non-operating income of approximately $945,000 and cash proceeds of $2.5 million.

         The Company may lease or purchase more aircraft, in connection with the return of other aircraft in its fleet or as additions to its fleet. The Company is constructing a hangar in Reno to facilitate its light maintenance operations in Reno; the hangar is scheduled to be operational by year end and will have a total cost estimated at $3.7 million. The Company intends to finance approximately $2.5 million of the cost of the hangar, but does not have firm commitments for such financing.

         Management believes the Company's cash position, together with cash flow generated from operations, will be sufficient to meet the Company's obligations and capital requirements for the next twelve months. Nevertheless, airline results are highly sensitive to various factors, including the price of fuel and the actions of competing airlines, either of which can materially and adversely affect the Company's liquidity and cash flows. Management may seek to raise additional funds through sales of equity or debt securities, on a secured or unsecured basis.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits                                                        Page

          11      Statement Re: Computation of Earnings Per Share for the
                  Nine Months and Three Months ended September 30, 1996     16

B.        Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RENO AIR, INC.



DATE:  November 12, 1996                     By:   /s/ PAUL H. TATE
                                                   ----------------
                                                   Paul H. Tate
                                                   as Chief Financial Officer
                                                   and on behalf of Registrant