Form 10-K
period 1996-12-31
RENO AIR INC/NV/
filed 1997-03-27
CIK 884264

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to _________________

                             Commission file number
                                     0-20360
                                 RENO AIR,INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                     88-0259913
(State and other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

                       220 Edison Way, Reno, Nevada 89502
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (702) 686-3835

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share

                      Items omitted from this report: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of the voting stock held by persons who are not officers or directors (or their affiliates) of the Registrant, as of March 1, 1997, was approximately $65,000,000.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1997, was as follows:
           Class                                              Number of Shares
           -----                                              ----------------
Common Stock, Par Value $.01 Per Share                            10,370,846

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1997 (the "Proxy Statement") have been incorporated by reference into Part III of this Form 10-K.

                                  Page 1 of 59
              (Index of Exhibits Filed with this Report on Page 46)

                                 RENO AIR, INC.
                              Table of Contents to
                           Annual Report on Form 10-K
                                                                          Page
Part I
Item 1            Business..............................................     3

                  Cautionary Statements.................................     10

Item 2            Properties............................................     12

Item 3            Legal Proceedings.....................................     13

Item 4            Submission of Matters to a Vote of Security Holders...     13

                  Executive Officers of the Registrant..................     14
Part II

Item 5            Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................     16

Item 6            Selected Financial Data...............................     17

Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................     18

Item 8            Financial Statements and Supplementary Data...........     26

Item 9            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................     45

Part III

Item 10           Directors and Executive Officers of the Registrant....     45

Item 11           Executive Compensation................................     45

Item 12           Security Ownership of Certain Beneficial Owners
                  and Management........................................     45

Item 13           Certain Relationships and Related Transactions........     45

Part IV

Item 14           Exhibits, Financial Statements Schedules, and
                  Reports on Form 8-K...................................     46

                  Table of Exhibits filed with Form 10-K................     46

                                     PART I

Item 1.  Business

General Description

     Reno Air, Inc. ("Reno Air" or the "Company") is a national air carrier operating primarily in the western United States. The Company's primary strategy is to provide low-cost, low-fare and high quality scheduled airline passenger service. The Company also transports cargo and mail and provides charter service.

     As of March 1, 1997, the Company operates twenty-nine aircraft flying scheduled service primarily from a hub in Reno/Tahoe, Nevada, between San Jose and southern California and to and from its focus cities of Las Vegas, Los Angeles and Seattle. In addition to these cities, the Company serves Albuquerque, Anchorage, Chicago, Colorado Springs, Denver, Detroit, Durango (through March 15), Fairbanks, Laughlin (Nevada), Las Vegas, Los Angeles, Orange County (California), Palm Springs, Portland, San Diego, San Francisco, Seattle, Tucson and Vancouver (British Columbia). Service to Laughlin and Palm Springs is seasonal. In May 1997, the Company is adding service to Ontario, California.

     As of March 1, 1997, the Company operated approximately 82 daily departures to or from Reno, 60 daily departures to or from San Jose, 40 daily departures to or from Los Angeles, 26 daily departures to or from Las Vegas and 22 daily departures to or from Seattle. The Company is significantly increasing its service to Las Vegas in May 1997 with the addition of 24 flights.

     In  April  1997,   the   Company  is   commencing   scheduled   service  at
Gulfport-Biloxi, Mississippi, with service to Sanford/Orlando (Florida), St. Petersburg/Tampa and Atlanta. This schedule can be operated using one aircraft.

     In addition to its scheduled operations, Reno Air conducts ad hoc charter flights and track charter programs. The Company also operates an in-house tour program called QQuickEscapes, which offers resort packages including airfare, lodging and other services, primarily to Reno/Tahoe, Las Vegas and Southern California.

     Reno Air was incorporated in 1990 in the State of Nevada. Reno Air's principal executive offices are located at 220 Edison Way, Reno, Nevada 89502, and its telephone number is (702) 686-3835.

Marketing

     Reno Air markets its product as "A Better Low Fare Airline". Management believes that the Company's low fare structure, with minimal restrictions on travel; its relatively new fleet of aircraft (with an average age of less than six years as of March 1997); and its service amenities, such as advanced seat assignments, first-class service on all scheduled flights and participation in the American Airlines AAdvantage(R) frequent-flyer program, distinguish the Company from its primary competition.

     Passengers can earn AAdvantage(R) mile credit on all scheduled Reno Air flights within the Western and Mountain time zones and on its flights to Alaska and Chicago. As a participant in the AAdvantage(R) program, Reno Air makes a controlled number of seats available on such scheduled flights for AAdvantage(R) award redemptions, at no additional cost to the AAdvantage(R) member. Reno Air limits the number of seats that are made available on each flight to minimize any potential cost of such redemptions. Reno Air offers its own frequent flyer program on scheduled flights for which AAdvantage(R) credit is not available; participants in this program obtain a free ticket once a specified number of segments are flown.

     The Company has codesharing agreements with Wings West Airlines, an American Eagle commuter airline operating from Los Angeles, and Hawaiian Airlines. Such agreements enhance the marketing of Reno Air's flights connecting to markets served by these airlines. Under these agreements, certain American Eagle flights are identified in CRS systems (defined below) under Reno Air's "QQ" code, and certain Reno Air flights are identified in CRS systems under Hawaiian's "HA" code.

     The Company participates in all major domestic travel agency reservation systems ("CRS"), and a majority of the Company's tickets are sold through travel agencies. Travel agencies can significantly impact the Company's business by directing passenger traffic to or away from the Company. The Company pays travel agencies a commission generally equal to 10% of the ticketed fare. From time to time airlines, including the Company, may pay additional "override" commissions to travel agencies.

     In addition to paying travel agency commissions, the Company pays fees to each CRS for all booking transactions made through its system. Certain of the traditional CRS systems have in recent years changed their pricing policies to be based on the number and kind of messages generated by the travel agency, rather than being based on the net number of segments booked, as they had been previously. This generally has resulted in an increase in CRS charges. Also, the CRS charges are a substantial expense in the case of lower fare tickets and thereby disproportionately affect low fare, high volume carriers such as Reno Air.

     The fees payable through CRS distribution methods constitute a significant portion of the Company's costs. The Company has undertaken several measures and is considering additional programs to reduce these costs, potentially including reducing its participation in CRS systems. In 1995, Reno Air instituted its EZTrip(TM) ticketless travel option, which allows passengers to confirm a reservation and travel without the need for a standard paper airline ticket. In addition to reducing processing costs, the ticketless option facilitates passengers booking directly with the Company, eliminating or reducing CRS charges on such transactions. Currently, approximately 30% of Reno Air's passenger sales are sold as ticketless travel.

     The Company has interline agreements with most major carriers which facilitate the ability of passengers to fly itineraries that include segments connecting between the Company's flights and other airline's flights by providing, among other benefits, an automatic transfer of checked baggage and single ticketing for the entire itinerary.

     The Company advertises primarily in newspapers and magazines, on billboards and by radio. The Company also sponsors sports and other events in order to obtain television exposure, but has purchased minimal direct television advertising due to its generally high cost. The Company also sponsors cultural and other community events in the cities it serves.

Employees

     As of December 31, 1996, the Company had 2,137 employees, including 1,791 full-time and 346 part-time personnel as follows: 282 pilots, 477 flight attendants, 522 customer service agents, 352 reservation agents, 60 mechanics and maintenance clerks, 49 sales and marketing personnel, 110 general management and accounting personnel, and 285 personnel performing other miscellaneous functions.

     The Company believes it operates with lower personnel costs than many established airlines, principally due to control of personnel costs, a more junior work force and greater flexibility in the utilization of personnel. There can be no assurance that these cost advantages will continue to exist.

     None of the Company's employees are currently represented by labor unions or other collective bargaining units. Airline labor groups have in the past and may at any time seek to represent the Company's employees. The International Brotherhood of Teamsters has filed an application with the National Mediation Board ("NMB") seeking to represent the Company's flight attendants. The NMB has advised the Company that ballots are being mailed to flight attendants on March 24, 1997, and will be counted on April 23, 1997. If unionization of the Company's employees occurs, the Company's flexibility in dealing with its employees would be restricted, which could result in a material increase in costs and the Company would be required to negotiate a contract with the union. Management cannot predict the timing of such negotiations if a union were to be elected, when a contract might be entered into, or the extent such a contract would contain terms different from the Company's current work and pay rules.

Flight Operations and Training

     The Company conducts flight operations with its own pilots and flight attendants. On occasion, aircraft and crews are chartered from other U.S. carriers to provide substitute service. The Company conducts its own pilot, flight attendant, maintenance, reservations agent and customer service agent training at its training center in Reno, Nevada.

Maintenance

     The Company conducts overnight checks and moderate maintenance at its own facilities. At certain stations, such maintenance is contracted to FAA-approved vendors. The Company contracts its heavy airframe maintenance and engine overhauls to established FAA-approved vendors, principally including American Airlines, AAR Corporation and Greenwich Air Services.

Reservations

     The Company operates a reservation center in Reno, Nevada and will open its second reservations facility in Las Vegas in the second quarter of 1997. Since March 1995, the Company has also obtained contract reservations services from Teletech, Inc. In 1997, the Company expects to discontinue its use of third party reservations services, as it brings its Las Vegas facility into full operations, in order to control costs.

Fuel

     The cost of aircraft fuel is a major component of the Company's operating expense, and accounted for approximately 19% of all operating expenses in 1996. Both the cost and availability of fuel are subject to many economic and other factors and events occurring throughout the world and, therefore, fuel prices can fluctuate substantially. The Company has not entered into long-term fuel purchases or hedging agreements assuring the availability and price of fuel because the cost of such agreements, in the context of the benefit they provide, has been considered prohibitive. The Company may enter into such agreements in the future dependent on their cost and perceived benefit. Increases in the price of fuel or the unavailability of adequate fuel supplies could have a material adverse effect on the Company's operations and profitability.

Agreements with American Airlines and Others

     The Company has entered into agreements with contractors, including other airlines, to provide facilities and services required for its operations, including reservations and data processing, aircraft maintenance, ground facilities, and aircraft ground handling. The Company has agreements with American Airlines for participation in the AAdvantage(R) frequent flyer program, use of landing rights at Orange County, and ground handling and rental of terminal space in San Jose, among other services. These agreements are subject to termination, in some cases on short notice. Any termination or significant interruption in such services could have a material adverse effect on the Company. Although the subcontracting of many services is intended to help the Company control costs, the Company's reliance upon others to provide essential services may also result in a more limited ability to control the costs or quality of such services.

     Reno Air's agreement with American to participate in the AAdvantage(R) program is terminable by either party on December 31, 1997; Reno Air and American have been discussing renewal terms.

     Reno Air's agreement with Electronic Data Systems for reservation data processing services terminates in the second quarter of 1997; the Company has agreed (subject to documentation and resolution of certain issues) with SABRE Decision Technologies ("SDT"), a division of The SABRE Group, Inc., on terms whereby SDT will provide the Company's reservations database system thereafter under a seven-year agreement. Although this change is intended in part to reduce Reno Air's reservation costs and to improve the efficiency of Reno Air's reservations and passenger handling, there will be additional one-time costs from the conversion primarily related to personnel training and data transfer. The Company has postponed the SABRE implementation date to the fourth quarter of 1997 to ensure adequate time for preparations by the Company and by SABRE. EDS has agreed to continue to provide reservations services until the cutover date. The SABRE Group, Inc. is a majority owned subsidiary of AMR Corporation; AMR Corporation is the parent company of American Airlines.

Competition and Competitive Reaction

     The airline industry is highly competitive. Airlines compete primarily with respect to fare levels, schedule convenience, dependability of service, frequency of service, number of markets served and passenger amenities (including frequent flyer programs). The Company competes on many of its routes with Southwest Airlines ("Southwest"), and, to a lesser extent, with United Airlines ("United") and its Shuttle by United(TM), Alaska Airlines ("Alaska"), America West Airlines and Northwest Airlines, Inc., each of which is larger and has greater name recognition and substantially greater resources than the Company. The Company may at any time also face competition from other existing airlines or from new low-cost airlines. The Company's results are highly sensitive to changes in fare levels. The Company cannot predict future fare levels, which can change rapidly, and are subject to actions by the Company's competitors.

     In many areas, Southwest has achieved market dominance through its high frequency service. United operates a short-haul airline division (Shuttle by United(TM)) on the West Coast at a cost lower than United's other operations, principally to compete with Southwest. Although management believes the Company is able to compete with United, Southwest and other airlines in terms of cost and quality of service, these or other competing airlines have in the past and may at any time undercut the Company's fares and/or expand capacity on routes beyond market demand in order to increase their respective market shares. Major airlines have also engaged in predatory pricing when low-fare airlines commence service to hub airports they dominate, as the major airline seeks to drive out the new competition. Although the Company intends to compete vigorously and to assert its rights against any predatory conduct, such activity by other airlines can reduce fares or passenger traffic to levels where profitable operations can not be achieved or sustained. Due to its smaller size and limited liquidity, the Company may be less able to withstand aggressive marketing tactics, fare wars or capacity dumping engaged in by its competitors.

     The Company is also subject to varying degrees of competition from surface transportation in many of its markets, particularly from buses and automobiles.

Charter and Revenue-Guaranteed Service

     In addition to its regular, scheduled flying, Reno Air operates for fixed fees both ad hoc and long term "track" charter programs. Ad hoc charters generally involve single flights or short-term contracts carrying military personnel, sports teams or tour groups. Track charters involve seasonal or year `round contract flying for a specific contractor. In 1996, the Company based one full time aircraft in Detroit to operate track charters for tour operator Hamilton, Miller, Hudson and Fayne (HMHF). It operated another aircraft on a part time basis for Apple Vacations from Chicago O'Hare airport. Both of these programs involved flights generally to recreation destinations including Florida, Las Vegas, Mexico and/or the Caribbean. In November 1996, the Company added a full-time track charter program out of Gulfport, Mississippi for tour operator Casino Airlink. During the winter ski season, the Company flew track charters between Reno and Victoria and Kelowna, BC, for Sunquest Tours, and between Reno and Dallas for Adventure Tours. It also operated a daily revenue-guaranteed, scheduled flight between Albuquerque and Durango, Colorado for Purgatory ski resort.

     Reno Air has also entered into a three-year agreement with the Harrison County Jet Service Task Force under which the task force guarantees Reno Air a minimum amount of revenue per block hour for scheduled flying by one Reno Air aircraft based in Gulfport, Mississippi.

Government Regulation

     All interstate air carriers are subject to regulation by the United States Department of Transportation (the "DOT") and the United States Federal Aviation Administration (the "FAA"). The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operation, crew licensing and training and maintenance standards.

     The Company has a Certificate of Public Convenience and Necessity ("DOT Certificate") issued by the DOT on July 1, 1992, which allows the Company to engage in air transportation. Pursuant to law and DOT regulation, the President and at least two-thirds of the Company's Board of Directors and other managing officers must be United States citizens; and not more than 25% of the Company's voting stock can be owned by foreign nationals (although subject to DOT approval the percent of foreign ownership may be as high as 49%).

     Authority to operate international routes is regulated by the DOT and by the foreign governments involved, and may be subject to the approval of the President of the United States for conformance with national defense and foreign policy objectives.

     The FAA regulates flight operations generally, including the licensing of pilots and maintenance personnel, and the establishment of minimum standards for training, maintenance, flight operations, security, communications and ground equipment. An FAA Operating Certificate was issued to the Company on June 29, 1992. The Company's training and maintenance records, flight and emergency procedures, and aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The FAA inspected the Company in March of 1995 under its National Aviation Safety Inspection Program and found the Company to be operating safely. As is the case with other airlines, the Company is required to obtain FAA approval of any new vendor providing significant contract maintenance or training.

     The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out of Stage II aircraft (which meet less stringent noise emission standards than later Stage III aircraft) in the contiguous 48 states by December 31, 1999. The Company's fleet consists entirely of Stage III aircraft and, therefore, the Company is in compliance with ANCA. Many airports served by the Company impose more stringent noise restrictions, including curfews and limitations on the type of aircraft that may be used. The Company is subject to various other federal, state and local laws and regulations regarding the protection of the environment.

     Reno Air is subject to various other governmental regulations. All air carriers are subject to certain provisions of the Communications Act of 1934 because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). The United States Postal Service has authority over certain aspects of the transportation of mail. Tariffs and rates for the carriage of domestic mail are determined through negotiations or competitive bidding. The labor relations of all air carriers which have received a DOT Certificate, including the Company, are covered under Title II of the Railway Labor Act of 1926 and are subject to the jurisdiction of the National Mediation Board. Furthermore, during a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy, and air carriers could again be subject to such regulations. Management believes that the Company is in material compliance with the laws and regulations set forth above.

Proposals to Replace Excise Tax with User Fees

     For decades, airlines have remitted to the federal government an excise tax on airline ticket sales. The tax (currently 10% of a ticket's fare) has recently been extended from time to time for only short durations. The tax currently expires on September 30, 1997. Certain of the Company's larger competitors have lobbied for imposition of a user fee (based on operating statistics such as number of passengers or number of departures) in lieu of the federal excise tax and the DOT has been studying various alternatives including a user fee or alternate form of tax. Management believes that imposition of a user fee in lieu of the excise tax could negatively impact the Company's ability to compete against its larger competitors, by increasing disproportionately the fees imposed on short-haul low-fare transportation. The Company has lower average fares and a shorter average stage length (and thus more passengers and departures per day) than industry average. On the other hand, the Company does not operate any large hub complexes, which are significant contributors to FAA costs. The impact of a user fee would depend on the structure of the fee, and the extent the fee can be passed on in higher ticket prices. The Company cannot predict when or if a user fee will be implemented.

Airport Operations and Landing Rights

     The Company's operations at John Wayne Airport in Orange County (California) and O'Hare International Airport in Chicago are regulated by governmental entities through allocation of take-off and landing authorizations ("slots"). During 1994, the Company obtained use of slots at Orange County in connection with an agreement with American Airlines and received restricted slots at Chicago O'Hare from the FAA. Currently, the Company operates fifteen slots at Orange County, five of which may be recalled on short notice. The Company's three slots at O'Hare may be used only for service to Reno and will expire on issuance of final rules regarding special slot allocations unless renewed by the DOT; however, no such rules have been proposed. There can be no assurance that Reno Air will be able to obtain additional slots or to retain sufficient slots at O'Hare or Orange County for all its desired operations.

Seasonality

     The Company's results are sensitive to seasonal variations in traffic, with the highest levels of traffic and revenue generally realized in the third quarter and the lowest levels of traffic and revenue generally realized in the fourth quarter. Because the Company's costs do not vary significantly in response to traffic levels, such seasonality substantially affects the Company's profitability from quarter to quarter.

Insurance

     The Company carries passenger liability insurance, aircraft loss or damage insurance, property insurance and customary other insurance. Management believes such insurance is adequate to protect the Company and its property and to comply both with federal regulations and the Company's aircraft lease agreements.

                              Cautionary Statements

Airline Industry Competition

     The airline industry is highly competitive. A slight change in fare levels or load factor can have a substantial impact on the Company. Most of the Company's tickets are sold within the two weeks preceding the date of travel. Accordingly, any changes in the Company's competitive environment (for instance, changes in fares or service offered by its competitors) can have an immediate significant financial impact on the Company.

     In addition, the airline industry is highly sensitive to general economic conditions. Any reduction in airline passenger traffic (whether general or specific to the Company) may materially and adversely affect the Company. A shortfall from expected revenue levels could have a material adverse effect on the Company's growth or viability.

Fuel

     The future cost and availability of fuel to the Company cannot be predicted, and increases in the cost of fuel or the unavailability of adequate supplies of fuel could have a material adverse effect on the Company.

Employee Relations

     The Company depends on a skilled and motivated workforce to provide good customer service at a low cost. If the Company's relationship with its employees were to become significantly adverse, the Company's service levels could suffer and its costs could increase.

     The Company operates with lower personnel costs than many established airlines due to lower average seniority of the Company's workforce, lower salary structures and more flexible work rules. Management anticipates that the Company's personnel costs will increase as the Company's workforce gains seniority and as the Company's salary structure matures in response to profitability.

Aircraft Cost and Availability

     As of March 1, 1997, the Company operates 29 aircraft. Any interruption in service as a result of maintenance requirements or the loss of aircraft could materially and adversely affect the Company. A majority of the Company's aircraft are leased with remaining terms of less than five years. Any significant increases in cost to renew the leases, or unavailability of lease renewals or alternate aircraft, could materially and adversely affect the Company.

Liquidity and Leverage

     The Company has limited liquidity and is highly leveraged. These factors may adversely affect the Company's ability to respond to new opportunities or competitive conditions and may make the Company more vulnerable to downturns in its financial results.

Limited Routes

     The Company's results are largely dependent on traffic levels at its Reno/Tahoe hub, on its routes between San Jose and southern California, and at its focus cities of Las Vegas, Los Angeles and Seattle. Traffic levels at Reno/Tahoe and Las Vegas are based largely on tourist and recreational travel and could be materially and adversely affected, for instance, by declines in traffic to such cities as a gaming destination or to Tahoe as a ski resort. Traffic levels in San Jose are largely dependent on the California economy.

Regulatory Costs

     Additional legislation or FAA regulations could increase operating costs or otherwise adversely affect the Company. The Company also may be adversely impacted by any prolonged inspection activity by the FAA.

     The FAA has stated that it is increasing its oversight of airlines during their first five years of operations. The Company will pass its fifth anniversary on July 1, 1997. The Company could be adversely impacted by any increased FAA regulations or review activity directed toward the Company, toward younger airlines in general, or toward operators of MD-80 series aircraft.

Reliance on Others

     The Company depends on arrangements with vendors, including American Airlines, for many essential services and for access to certain airports. Any significant change in the Company's relationships with its major vendors, including travel agencies, could have an immediate material impact on the Company.

Item 2.  Properties

     The Company leases approximately 60,000 square feet of office space at its principal offices at 220 and 230 Edison Way, Reno, Nevada, for general corporate use under leases which expire on November 30, 2000. The Company leases approximately 14,000 square feet at 5450 Equity Avenue, Reno, Nevada for a reservations facility under a lease which expires in 1998. The Company recently leased approximately 27,000 square feet at 500 East Warm Springs Road, Las
Vegas, Nevada for a second reservations facility which is expected to be operational in the second quarter of 1997. This lease is extendible through 2017. The Company has built an aircraft hangar at 365 South Rock Boulevard, Reno, Nevada, on land leased through 2021. The hangar is used for overnight maintenance checks and moderate repairs. Management believes its office facilities are adequate for the foreseeable future. The Company leases additional facilities in San Jose, Reno and at other airports it serves.

Aircraft

     As of March 1, 1997, the Company owns one MD-87 and one MD-83 aircraft and leases twenty-eight aircraft, including eight MD-82, fourteen MD-83, three MD-87 aircraft and three MD-90 aircraft. (The owned MD-83 aircraft is currently leased to another airline.) The MD-82 and MD-83 aircraft are very similar, modern aircraft, which have quiet and fuel-efficient engines and which are configured by the Company with 20 first-class and 120 coach-class seats. The MD-87 aircraft are smaller versions of the same aircraft type, with 12 first-class and 105 coach-class seats in the Company's configuration. The MD-90 aircraft are extremely quiet and fuel-efficient state-of-the-art aircraft with 128 coach and 20 first class seats. The MD-90 aircraft were necessary to allow Reno Air the flexibility to expand at Orange County Airport, due to the airport's stringent noise restrictions. The terms for the leased aircraft range from less than one year to eighteen years. A majority of the Company's leased aircraft have remaining terms of less than five years.

     As of March 1, 1997, the average age of the Company's fleet was less than six years.

Airport Facilities

     Ticket counters, gates, and airport office facilities at each of the airports the Company serves are leased from the airport or municipal agency, as the case may be, and/or sub-leased or used under use agreements from other airlines. Although the Company has, from time to time, experienced difficulty in obtaining suitable gate space at certain congested airports, management believes the Company will be able to maintain existing and/or obtain additional airport terminal space adequate for its needs.

     At all airports to which it flies, Reno Air has entered into use agreements which provide for the non-exclusive use of runways, taxiways and, in some instances, other facilities. Landing fees under these agreements normally are based on the number of landings and weight of aircraft. In addition, certain airports require deposits and/or letters of credit in various amounts for various periods.

Item 3.  Legal Proceedings

     Management believes that all legal proceedings involving the Company are either covered by insurance or are immaterial to its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                      Executive Officers of the Registrant

The Chairman of the Board and the executive officers of the Company are :

Name                    Age          Position

Lee M. Hydeman          68           Chairman of the Board

Robert W. Reding        47           Chief Executive Officer
                                     and President

David W. Asai           41           Vice President Controller and Chief
                                     Accounting Officer

Jeffrey C. Buckio       51           Vice President - Maintenance

Jimmy W. Duke           58           Vice President - Flight Operations

Jeffrey T. Fisher       35           Vice President - Finance and Chief
Financial Officer

Annette Murphy          50           Vice President - Customer Service

Robert M. Rowen         40           Vice President, Secretary and
                                     General Counsel

Steve Sarner            38           Vice   President  -  Marketing  and
Sales

     Lee M. Hydeman has been a director of the Company since September 1990, Chairman since December 1991. Mr. Hydeman was Chief Executive Officer of the Company from April 1, 1994, to September 21, 1995. Mr. Hydeman has 30 years experience in the airline industry, including 13 years as Washington, D.C. counsel to and an officer of Continental Air Lines.

     Robert W. Reding has been Chief Executive Officer of the Company since September 21, 1995, and President and a director of the Company since April 1, 1994. From January 1992 through March 1994, Mr. Reding was Vice President - Operations of the Company and prior to such time had acted as a consultant to the Company at various times during 1991. Mr. Reding is a director of the Reno-Sparks Convention and Visitors Authority.

     David W. Asai has been Vice President since January 1997 and Controller and Chief Accounting Officer of the Company since December 1994. From July 1992 to November 1994, Mr. Asai was Vice President - Finance and Chief Financial Officer of Spirit Airlines, Inc. From 1981 to June 1992, Mr. Asai was employed by Midway Airlines, Inc. in various capacities, most recently as Director of Financial Planning and Analysis. Mr. Asai is a Certified Public Accountant.

     Jeffrey C. Buckio has been the Vice President - Maintenance since January 1, 1996. From January 1992 until January 1996, Mr. Buckio was Director of Quality Assurance and Maintenance/Engineering. Prior to joining the Company, Mr. Buckio was the Director of Technical Services and the Director of Quality Assurance of Midway Airlines for over 12 years. Previously, Mr. Buckio held various management positions with Air International, Inc. (a commercial aircraft repair facility).

     Jimmy W. Duke has been Vice President - Flight Operations since February 26, 1996. From April 1992 until February 1996, Mr. Duke was Vice President of Operations of Ryan International Airlines, Inc. Prior to 1992, Mr. Duke was employed by Midway Airlines since 1987, most recently as Director of Flight Operations.

     Jeffrey T. Fisher has been Vice President - Finance and Chief Financial Officer since January 23, 1997. From June 1995 to January 1997, Mr. Fisher was Vice President - Planning and Corporate Development. From November 1994 to June 1995, he was Director of Planning for the Company. From August 1989 to October 1994, Mr. Fisher was in the Corporate Finance and Planning group at American Airlines, with responsibility for various agreements between American and the Company. From 1985 through 1989, Mr. Fisher was a financial analyst with McDonnell Douglas Corporation.

     Annette Murphy has been Vice President - Customer Service since March 1, 1997. Prior to joining Reno Air, Ms. Murphy was Director of Sales - Western Region with USAir for 13 years. Ms. Murphy began her career with American Airlines where for 17 years she held positions in station management, customer service, reservations, inflight and sales.

     Robert M. Rowen has been Vice President, General Counsel and Secretary since April 13, 1994. Prior to joining the Company, Mr. Rowen was an attorney with Continental Airlines since 1987, most recently Staff Vice President and Deputy General Counsel.

     Steve Sarner has been Vice President - Marketing and Sales since April 1996. From July 1994 to April 1996, Mr. Sarner was Director of Sales for the Company. Prior to joining the Company, Mr. Sarner was Director of Sales - Western Region for Rosenbluth International Travel, one of the nation's largest travel agencies. From 1985 through June 1992, Mr. Sarner held various sales management positions with USAir.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     As of March 1, 1997, there were 592 registered holders of record and approximately 6,500 beneficial holders of the Company's common stock.

     The Company's common stock has been traded in the NASDAQ/NMS under the symbol "RENO" since March 8, 1993, and has been traded on the Pacific Stock Exchange under the symbol "RNO" since July 19, 1993.

     The following table sets forth the high and low sale prices of the Company's common stock for the last two years.

     Common Stock:

     Fiscal Year                            High                      Low

     1995
     First Quarter                         $5 3/4                    $3 5/8
     Second Quarter                         8                         4 1/2
     Third Quarter                          8 7/8                     6 1/4
     Fourth Quarter                         9 9/16                    6 1/16

     1996
     First Quarter                         $12 5/8                   $7
     Second Quarter                         14 1/4                    10 1/4
     Third Quarter                          12 3/8                    7 5/8
     Fourth Quarter                         8 5/8                     6 3/4

     The Company intends to retain earnings to finance the development and growth of its business. Accordingly, no cash dividends have been declared by the Company on the common stock and the Company does not anticipate that any dividends will be declared on the common stock for the foreseeable future. Future payment of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors. The Company's 9% Senior Convertible Notes due 2002 contain restrictions on the Company's ability to pay dividends.

Item 6.  Selected Financial Data

     The following selected financial data as of and for each of the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the audited financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this Report.

                                           Year ended       Year ended        Year ended       Year ended       Year ended
                                          December 31,     December 31,      December 31,     December 31,     December 31,
                                              1996              1995             1994            1993             1992(1)
                                          -------------    -------------    -------------    -------------     -------------
Statement of Operations Data:
 Operating Revenue ....................   $ 349,884,007    $ 256,507,759    $ 195,518,838    $ 124,640,186     $  27,091,873

 Operating Expenses ...................     347,399,746      252,898,866      209,370,662      131,973,791        29,218,758
                                          -------------    -------------    -------------    -------------     -------------

 Operating Income (Loss) ..............       2,484,261        3,608,893      (13,851,824)      (7,333,605)       (2,126,885)

 Non-Operating Expense, Net ...........        (453,694)      (1,657,923)        (141,112)         (10,074)          (58,104)
                                          -------------    -------------    -------------    -------------     -------------

 Net Income (Loss) ....................   $   2,030,567    $   1,950,970    $ (13,992,936)   $  (7,343,679)    $  (2,184,989)
                                          =============    =============    =============    =============     =============

 Net Income (Loss) per Common
    and Common Share Equivalent .......   $        0.19    $        0.19    $       (1.73)   $       (1.06)    $       (0.39)
                                          =============    =============    =============    =============     =============


 Balance Sheet Data:

 Cash and Cash Equivalents ............   $  16,221,297    $  34,985,808    $   9,103,564     $  6,542,601     $   5,669,511

 Short-Term Investments ...............       2,318,407        2,944,188             --          5,174,250              --

 Current Assets .......................      56,517,824       72,063,749       32,934,639       24,786,896        10,382,477

 Total Assets .........................     143,706,412       99,483,923       51,683,194       37,203,597        13,791,706

 Current Liabilities ..................      67,015,223       53,801,744       43,389,416       22,611,212         9,194,045

 Long-Term Debt .......................      50,698,058       28,755,019        4,787,755             --                --

 Total Liabilities ....................     131,575,613       90,580,784       53,481,049       25,255,151         9,194,045

 Shareholders' Equity (Deficit) .......      12,130,799        8,903,139       (1,797,855)      11,948,446         4,597,661

 Working Capital (Deficit) ............     (10,497,399)      18,262,005      (10,454,777)       2,175,684         1,188,432


------------------------
(1)  For the six months ended June 30, 1992, the Company was a development stage company.  The Company commenced commercial flight operations on July 1, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Statistics

                                                                Percent                     Percent
                                                   Year Ended   Increase     Year Ended    Increase     Year Ended
                                                     Dec. 31,  (Decrease)     Dec. 31,    (Decrease)     Dec. 31,
                                                       1996   1995 to 1996      1995     1994 to 1995      1994
Revenue passengers(1) ..........................    5,161,009     30.5%      3,954,578       17.4%      3,369,446
Revenue Passenger Miles (000s)(2) ..............    3,035,169     45.2       2,090,014       28.8       1,622,630
Available Seat Miles (000s)(3) .................    4,503,363     35.5       3,322,475       24.1       2,678,144
Passenger load factor (percent)(4) .............         67.4      7.2            62.9        3.8            60.6
Breakeven load factor (percent)(5) .............         67.0      7.4            62.4       (4.3)           65.2
Yield per RPM (cents)(6) .......................         10.9     (6.0)           11.6        3.6            11.2
Operating Cost per ASM (cents) .................          7.7      1.3             7.6       (2.6)            7.8
Aircraft in Service At End of Period ...........           29     26.1              23        9.5              21
Avg. Daily Aircraft Utilization (block hours) ..          9.9      3.1             9.6        2.1             9.4
Avg. Cost of Fuel (cents per gallon)(7) ........           77     16.7              66        4.8              63

-----------
(1)   The number of trip segments flown by paying passengers.
(2)   The number of miles flown by paying passengers.
(3) The number of seats available multiplied by the number of miles such seats are flown on revenue flights.
(4)   RPMs divided by ASMs.
(5) The passenger load factor that would have resulted in the Company breaking even on a net income basis during the year, assuming yield and operating costs remained constant.
(6)   Passenger revenue divided by RPMs.
(7) Jet fuel prices excluding into plane service charges.
(8) Selected Operating Statistics include scheduled flights and flights operated under track charter programs.

General

     This report contains forward looking statements within the meaning of the Securities Litigation Reform Act. Due to the factors described under "Business - Cautionary Statements," actual results may differ materially from those forward-looking statements.

     In 1996, the Company continued to expand its route network and flight operations and, despite rising jet fuel prices, recurring West Coast fare sales primarily initiated by a major competitor and increased maintenance expense, the Company recorded its second consecutive annual profit. For the year, Reno Air posted a net profit of $2,030,567, an increase of 4.1% versus 1995, grew available seat mile ("ASM") capacity by 35.5%, and carried a total of 5,161,009 passengers.

     Management believes that the Company's 1996 net profit was achieved as a result of its maturing route structure, and increased market awareness of its high quality, low cost product. The Company also benefited from efficiencies resulting from its expanded base of operations, increased aircraft and asset utilization and increased charter flying.

     In 1996, the Company's fleet increased to an average of 27 aircraft, from 21 in the prior year. This added aircraft capacity enabled Reno Air to generate a total of 4,503,363,418 ASMs, up 35.5% over 1995. At the same time, revenue passenger miles ("RPMs") grew by 45.2%, to 3,035,169,220, producing an annual load factor of 67.4%, versus 62.9% in 1995. The Company's load factor has increased in each of the last three years.

     Total passengers carried in 1996 increased by 30.5% to 5,161,009, while passenger stage length, or the average distance of each one-way passenger trip, increased by 11%, to 588 miles. Management believes that passenger stage length increased in response to the Company's added capacity in long haul markets and its increased scheduling focus on "hubbing," which increases the number of connecting destinations and flights available to a passenger traveling over a Reno Air hub city.

     In 1996, the Company began serving three new year-round markets, Denver, San Francisco and Fairbanks, Alaska. It also expanded operations in a number of existing markets including Portland-Seattle, Anchorage-Seattle and Reno-Colorado Springs, and expanded its charter business.

     Reno Air competes primarily with Southwest Airlines, Alaska Airlines, and Shuttle by United(TM). Southwest Airlines is the Company's main competitor, in that it operates non-stop service in a majority of the Company's non-stop markets. No other carrier competes head-to-head in more than 25% of the Company's non-stop markets. In 1996, Southwest Airlines initiated highly stimulative marketing programs on the West Coast including wide-spread availability of $19, $25 or $29 non-stop fares. Many of the Company's passengers are substantially price sensitive, so the Company matched these fare levels.

     Financial results are very sensitive to external revenue and cost factors including industry fare levels and fuel prices. Fare levels can change rapidly. Management believes that the West Coast fare sales described above reduced the Company's profitability and cannot predict whether, or to what degree, such sales may recur. In 1996, the Company experienced fuel prices that averaged 16.7% higher than 1995 levels, which increased the Company's fuel expense by $9.7 million as compared to what 1996 fuel expense would have been at the average price of fuel paid in 1995. Fuel prices increased each quarter in 1996 and were at their highest level in the fourth quarter. Although fuel prices continued to increase in January 1997, they have since declined moderately. Management cannot predict whether fuel prices will remain at these levels, will increase further, or will return to lower levels.

     The Company entered into a codeshare relationship in September 1996, with American Eagle carrier Wings West Airlines, under which Reno Air's marketing code ("QQ") is carried on some American Eagle flights into and out of Los Angeles International Airport. The Company also entered into a codeshare relationship with Hawaiian Airlines in November 1996 under which Hawaiian's marketing code ("HA") is carried on some of Reno Air flights into and out of Los Angeles. These agreements permit passengers to book travel under a single airline code for travel connecting between the carriers.

     On January 1, 1996, the 10% federal excise tax applicable to domestic passenger air travel expired. In August 1996, the tax was reinstated through December 31, 1996. The tax was again reinstated on March 7, 1997, effective through September 30, 1997. The expiration and reinstatement of these taxes can raise or lower the net ticket revenue that the Company generates on ticket sales, although the precise value of that cost or benefit is difficult to assess. Congress is studying an alternate user fee or tax system which, depending on its structure, could disproportionately impact low-fare carriers like the Company.

     In 1996, Reno Air increased its usage of Teletech, Inc. to supplement the Company's internal reservations capacity, thus boosting its direct sales. This significantly increased the Company's call handling capability.

     The Company began using a new automated yield management system in July 1996 to optimize its revenues by better allocating the optimal amount of discount seat inventory on each flight.

     The International Brotherhood of Teamsters has filed an application with the National Mediation Board to represent the Company's flight attendants. The NMB has advised the Company that ballots are being mailed to flight attendants on March 24, 1997, and will be counted on April 23, 1997. If unionization of the Company's employees occurs, the Company's flexibility in dealing with its employees would be restricted, which could result in a material increase in costs and the Company would be required to negotiate a contract with the union. Management cannot predict the timing of such negotiations if a union were to be elected, when a contract might be entered into, or the extent such a contract would contain terms different from the Company's current work and pay rules.

     The West Coast, and Reno in particular, experienced unusually harsh weather at the beginning of 1997, including a New Year's Day flood which shut the Reno/Tahoe airport and Reno Air's Reno reservations office for approximately 36 hours. Although these facilities and the city of Reno in general, recovered rapidly from the flood, the adverse publicity surrounding the flood depressed tourist and gambling traffic to Reno for at least six weeks. Reno Air's results for the first quarter of 1997 will reflect the adverse impact of the flood.

     Management expects the Company to grow at a significantly slower rate in 1997 than the Company experienced in 1996, as management focuses on improving profitability of the existing fleet.

Results of Operations

     In 1996, the Company generated net income of $2,030,567, or 19(cent) per share, slightly higher than the $1,950,970 net income (also 19(cent) per share), earned in 1995. In 1994, the Company had a net loss of $13,992,936, or $1.73 per share.

     Operating income for 1996 was $2,484,261, versus $3,608,893 in 1995, and an operating loss of $13,851,824 in 1994. The Company's 1996 net earnings were achieved despite a difficult operating and competitive environment characterized by widespread fare sales throughout the year, and fuel prices that averaged 16.7% higher than in 1995.

     In 1996, continued over-capacity on the West Coast, due to added flying by the Company, Southwest Airlines, Alaska Airlines and Shuttle by United(TM), led to intense competition to attract passengers and numerous attempts, primarily by other airlines, to stimulate additional traffic through fare initiatives. Management believes that certain of these fare initiatives were earnings dilutive, in that revenue generated did not fully cover average passenger carrying costs. As a result of these fare sales, the Company's load factor increased significantly versus 1995, from 62.9% to 67.4% in 1996. However, these fare sales and an 11% increase in average passenger stage length reduced passenger yields from 11.6(cent) in 1995 to 10.9(cent) in 1996. As a result, breakeven load factor climbed from 62.4% to 67.0% for the comparable periods, and earnings from 1995 to 1996 were generally flat.

     Revenue derived from ticket sales is recognized at the time transportation is provided. However, some tickets sold are never used, refunded, or matched to ticket lifts, and become "breakage," which is estimated and recognized as revenue. In 1996, as in 1995, the Company benefited from a re-estimation of ticket breakage recognized during the year that resulted in fourth quarter adjustments of approximately $2 million in 1996 and $5 million in 1995.

     The significant improvement in the Company's operating results from 1994 to 1995 reflected a 7.4% increase in unit revenues (yield per ASM) due to an increase in passenger yield from 11.2(cent) to 11.6(cent), and an increase in load factor from 60.6% to 62.9%, along with a 2.6% decrease in unit expenses (cost per ASM) spread over a 24.1% increase in the Company's available seat miles.

Operating Revenues

     Total  revenues  in  1996  grew  36%,  to  $349,884,007,   as  compared  to
$256,507,759 in 1995. In 1994, the Company generated $195,518,838 in operating revenues.

     Passenger   revenue   increased  37%  to  $330,860,967   in  1996,   versus
$242,134,351 in 1995, and was up 81.7% versus its 1994 total of $182,048,708.

     In 1996, the Company's fleet increased to an average of 27 aircraft, from 21 in the prior year. This added aircraft capacity enabled Reno Air to generate a total of 4,503,363,418 ASMs, up 35.5% over 1995. From 1994 to 1995, passenger revenue growth resulted from a 29% increase in RPMs and a 3.6% increase in yield per RPM.

     Other revenues, comprised primarily of cargo, mail, ad hoc charters and QQuickEscapes tour revenues, grew to $19,023,040 in 1996, from $14,373,408 in 1995 and $13,470,130 in 1994. They accounted for 5.4%, 5.6%, and 6.9%, respectively, of 1996, 1995 and 1994 total revenues. Growth in other revenues year to year resulted primarily from the Company's increased charter flying.

Operating Expenses

     Despite high jet fuel prices in 1996, the Company maintained a cost structure that is one of the lowest in the industry, and the Company's unit costs remained competitive with its chief low fare competitor, Southwest Airlines, despite the Company offering a full-service product versus Southwest's no-frills product.

     Total operating expenses grew in line with capacity, from $252,898,866 in 1995 to $347,399,746 in 1996, up 37% year-over-year. Operating expenses in 1994 totaled $209,370,662.

     On a unit cost basis, the Company's operating cost structure grew from 7.6(cent) per ASM in 1995, to 7.7(cent) in 1996. However, fuel price increases year-over-year added $9.7 million to operating expenses, or approximately 0.2(cent) per ASM. On a pro forma basis, holding fuel prices constant from 1995 to 1996, the Company's operating unit costs would have declined from 7.6(cent) in 1995 to 7.5(cent) in 1996. The Company's 1994 operating costs were 7.8(cent) per ASM.

     A number of cost categories, including aircraft leases, commissions, facilities leases, and insurance, saw meaningful unit cost reductions from 1995 to 1996 due to economies of scale and greater aircraft utilization. Commission expense costs were reduced by 12.6% as the Company increased the percentage of tickets it sold directly through its reservations and airport ticket offices. This resulted in part from the Company's outsourcing of overflow reservations calls to Teletech. Facilities lease costs declined by 13.9% as the Company grew its overall capacity primarily within its existing facilities, thereby increasing utilization. The Company lowered insurance costs in 1996 by 14% by negotiating lower insurance rates. Management cannot predict future insurance rates.

     Cost categories which experienced significant year-over-year unit cost increases included aircraft fuel, maintenance inspections and repairs, advertising and sales, and depreciation and amortization. In addition to rising market prices for jet fuel, fuel costs in 1996 were impacted by the expiration, effective October 1, 1995, of the 4.3(cent) per gallon aviation fuel tax exemption from federal excise taxes. Maintenance costs increased 22.2% in 1996 as a result of industry airworthiness directives, fleet interior refurbishments, general aging of the fleet, and expiration of manufacturer warranties. Advertising, sales and distribution costs increased 9.5% as the Company devoted more resources to develop new markets and solidify Reno Air's marketing presence in core West Coast markets. Sales costs also increased due to the Company's contract with Teletech to handle reservations call overflow until the Company's Las Vegas reservations center is completed. Management believes that this outsourcing enabled the Company to respond to customer calls more quickly, and sell more tickets. Depreciation and amortization costs increased by 83.3% year-over-year as the Company increased its flight equipment assets from $11.1 million to $64.0 million with the purchase of two aircraft and four spare engines. In the same timeframe, ground property and equipment grew from $4.8 million to $8.4 million, primarily resulting from the Company's construction of a new maintenance hanger.

     From 1994 to 1995, the Company's unit cost declined as a result of, among other factors, a 2.1% increase in aircraft utilization, a 9.8% increase in average passenger stage length and efficiencies from the Company's increased size, offset by a 4.8% increase in the average cost per gallon of fuel from $0.63 to $0.66. Part of the fuel cost increase was due to the expiration, effective October 1, 1995, of the 4.3(cent) per gallon aviation fuel exemption from federal excise taxes.

                                   Operating Expenses per Available Seat Mile

                                                           Percent                    Percent
                                           Year Ended     Increase      Year Ended    Increase      Year Ended
                                          December 31,   (Decrease)    December 31,  (Decrease)    December 31,
           Operating Expenses                 1996      1995 to 1996      1995      1994 to 1995       1994
----------------------------------------- ------------  ------------   ------------ ------------   ------------
Salaries, wages and benefits ..........         1.20       (5.2)%         1.26          0.7 %          1.26
Aircraft fuel and oil .................         1.48        9.8           1.35          5.3            1.28
Aircraft leases .......................         1.36       (8.9)          1.50         (4.6)           1.57
Maintenance ...........................         0.58       22.2           0.48        (15.8)           0.57
Handling, landing and airport fees ....         0.78        4.3           0.75         (2.6)           0.77
Advertising, sales and distribution ...         0.67        9.5           0.61        (10.3)           0.68
Commissions ...........................         0.43      (12.6)          0.49          0.5            0.49
Facilities leases .....................         0.25      (13.9)          0.29         (3.1)           0.30
Insurance .............................         0.17      (14.0)          0.20          5.7            0.19
Communications ........................         0.10        3.3           0.10         (1.2)           0.10
Depreciation and amortization .........         0.14       83.3           0.08         14.5           0.07
Other operating expenses ..............         0.54        6.6           0.50         (7.9)          0.55
                                          ------------  ------------   ------------ ------------   ------------
                                                7.70        1.3 %         7.61         (2.6)%          7.83
                                          ============  ============   ============ ============   ============



Liquidity and Capital Resources

     From December 31, 1995 to December 31, 1996, key balance sheet changes included a decrease in current assets, from $72.1 million to $56.5 million, primarily due to reduced cash and cash equivalents. At the same time, property and equipment grew year-over-year from $10.7 million to $61.1 million, as the Company acquired two aircraft and four spare engines, and built a new maintenance hangar during the year.

     Current liabilities increased  year-over-year,  as well, from $53.8 million
to  $67.0  million,   primarily  from  an  increase  in  the  Company's  accrued liabilities, air traffic liability, and current maturities of long term debt.

     Long term debt grew year-over-year from $28.8 million to $50.7 million primarily due to the Company acquiring aircraft and aircraft engines. Other non-current liabilities increased from $8.0 million to $13.9 million.

     Shareholders'   equity   increased  by  $3.2  million,   to  $12.1  million
year-over-year, primarily due to the $2.0 million profit and the exercise of warrants and stock options.

     For the year ended December 31, 1996, the Company's cash, cash equivalents and short term investments declined by $19.4 million, to a total of $18.5 million at the end of the year.

     Net cash provided by 1996 operations totaled $3.9 million, versus $6.6 million in the prior year. Investing activities used a total of $35.2 million, versus $6.8 million in 1995, principally for the purchase of property and equipment, which used $38.4 million and $3.9 million, respectively. The Company generated $2.5 million from the sale of equipment in 1996. Short-term investment transactions generated $600,000 of net proceeds in 1996, and used $2.9 million of cash in 1995.

     Financing activities provided the Company $12.6 million during the year, of which $14.5 million resulted from financing on an aircraft and spare engines that the Company purchased, partially offset by $2.8 million used to service principal payments on notes. In 1995, the Company's financing activities generated $26.1 million, primarily through the issuance of convertible notes in that year. In February 1997, the Company generated $2.6 million in proceeds from a mortgage with U.S. Bank on the Company's new maintenance hangar in Reno, Nevada.

     Included in the Company's balance sheet as non-current liabilities are deferred lease payables of $4.5 million, down from $5.0 million a year ago. Security deposits related to leased aircraft at December 31, 1996 and 1995 totaled $9.5 and $7.8 million, respectively. The Company's aggregate minimum annual lease payment service for 1997, as of December 31, 1996 was $68.7 million.

     In March 1996, the Company took delivery of its first two MD90 jet aircraft from McDonnell Douglas. It deployed these aircraft principally to operate out of Orange County airport in Southern California, because the MD90s can operate under even the most stringent noise limitations in place at the airport. The third MD90 was placed in service in August 1996 to provide additional seat capacity to Chicago O'Hare and to establish new service from Orange County to San Francisco.

     During 1996, the Company operated an average of 27 MD80 and MD90 aircraft and, as of December 31, 1996, the Company's fleet totaled 30 aircraft. Two aircraft, an MD87 and an MD83, were owned by the Company, while the remainder are leased under operating leases with initial terms of between 1 and 18 years. The MD83 aircraft owned by the Company has been leased to another carrier for an initial 12 month term through May 1997, and management expects to renew this lease for a period of 12 to 24 months upon expiration of the current lease. In March 1997, the Company expects to take delivery of an MD87 aircraft under a six year lease. This aircraft will be used to support the Company's planned scheduled service expansion on May 22, 1997. The Company has also been in discussions to purchase an MD83 aircraft on expiration of its lease in July 1997.

     In September, 1996, the Company canceled a fuel purchase agreement with American Airlines which provided Reno Air with access to a $12 million revolving line of credit on fuel purchases. The Company initiated this cancellation to cease paying American an administrative service charge for this fuel purchasing service and to release American's lien on a substantial portion of the Company's assets.

     Management believes that the Company's current cash balances, cash flow generated from operations and its short term investments will, in the aggregate, be sufficient to meet its obligations, liquidity and capital needs for the next twelve months. Subject to market conditions, the Company may seek to boost its liquidity by pursuing a public or private offering of its equity or debt securities. Management believes the Company also has several options to increase cash through sales or re-financings of its owned aircraft and spare engines. The Company's total equity in owned aircraft and spare engines as of December 31, 1996 was $16.5 million.

Item 8.  Financial Statements and Supplementary Data

                       RENO AIR, INC. FINANCIAL STATEMENTS

                                Table of Contents

                                                                        Page
Report of Ernst & Young LLP, Independent Auditors................        27
Report of Arthur Andersen LLP, Independent Public Accountants....        28
Balance Sheets...................................................        29
Statements of Operations.........................................        30
Statements of Shareholders' Equity (Deficit).....................        31
Statements of Cash Flows.........................................        32
Notes to Financial Statements....................................        33

                         Report of Independent Auditors


The Board of Directors
Reno Air, Inc.

We have audited the accompanying balance sheets of Reno Air, Inc. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reno Air, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                            ERNST & YOUNG, LLP





Reno, Nevada
February 18, 1997

                    Report of Independent Public Accountants


The Board of Directors and Stockholders of
Reno Air, Inc.:

We have audited the balance sheets of RENO AIR, INC. (a Nevada corporation) as of December 31, 1994 and 1993, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reno Air, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                          ARTHUR ANDERSEN LLP





Phoenix, Arizona,
  March 28, 1995.

                                 Reno Air, Inc.

                                 Balance Sheets

                                                                               December 31
                                                                         1996             1995
                                                                    -------------    -------------
Assets
Current assets:
   Cash and cash equivalents ...................................... $  16,221,297    $  34,985,808
   Short-term investments .........................................     2,318,407        2,944,188
   Accounts receivable ............................................    18,834,788       18,237,295
   Inventories and operating supplies .............................     2,109,364        1,298,894
   Prepaid expenses and other .....................................    17,033,968       14,597,564
                                                                    -------------     -------------
Total current assets ..............................................    56,517,824       72,063,749

Property and equipment, at cost:
   Flight equipment ...............................................    63,974,552       11,061,841
   Ground property, equipment and improvements ....................     8,377,217        4,839,542
   Accumulated depreciation .......................................   (11,253,987)      (5,212,862)
                                                                      -------------   -------------
                                                                       61,097,782       10,688,521

Restricted cash and investment ....................................     6,519,249        2,150,327
Deposits and other ................................................    19,571,557       14,581,326

                                                                    $ 143,706,412    $  99,483,923
                                                                    =============    =============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable ............................................... $  19,071,306    $  19,087,156
   Accrued liabilities ............................................    19,775,738       14,419,993
   Air traffic liability ..........................................    21,392,594       18,924,676
   Current maturities of long-term debt ...........................     5,309,758          342,061
   Current portion of deferred lease payable ......................     1,465,827        1,027,858
                                                                    -------------    -------------
Total current liabilities .........................................    67,015,223       53,801,744

Long-term debt ....................................................    50,698,058       28,755,019
Non-current liabilities ...........................................    13,862,332        8,024,021

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - zero in 1996 and 1995 ........          --               --
   Common stock, $.01 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,333,446 in 1996 and
     9,974,800 in 1995 ............................................       103,334           99,748
   Additional paid-in capital .....................................    32,607,130       31,413,623
   Accumulated deficit ............................................   (20,579,665)     (22,610,232)
                                                                     -------------   -------------
Total shareholders' equity ........................................    12,130,799        8,903,139
                                                                     -------------   -------------

                                                                    $ 143,706,412    $  99,483,923
                                                                     =============   =============

See accompanying notes.

                                 Reno Air, Inc.

                            Statements of Operations


                                                               Year ended December 31
                                                           1996             1995             1994
                                                     -------------    -------------    -------------
Operating revenues:
   Passenger .....................................   $ 330,860,967    $ 242,134,351    $ 182,048,708
   Other .........................................      19,023,040       14,373,408       13,470,130
                                                     -------------    -------------    -------------
                                                       349,884,007      256,507,759      195,518,838

Operating expenses:
   Salaries, wages and benefits ..................      53,989,015       41,995,391       33,614,751
   Aircraft fuel and oil .........................      66,806,385       44,872,145       34,334,117
   Aircraft leases ...............................      61,322,245       49,673,789       41,983,147
   Maintenance ...................................      26,189,953       15,807,634       15,139,921
   Handling, landing and airport fees ............      35,191,750       24,893,657       20,592,650
   Advertising, sales and distribution ...........      30,243,533       20,379,733       18,312,362
   Commissions ...................................      19,402,065       16,381,842       13,145,391
   Facility leases ...............................      11,206,312        9,599,725        7,988,365
   Insurance .....................................       7,671,101        6,579,587        5,018,991
   Communications ................................       4,698,629        3,354,545        2,735,582
   Depreciation and amortization .................       6,447,112        2,595,188        1,826,784
   Other operating expenses ......................      24,231,646       16,765,630       14,678,601
                                                     -------------    -------------    -------------
                                                       347,399,746      252,898,866      209,370,662
                                                     -------------    -------------    -------------

Operating income (loss) ..........................       2,484,261        3,608,893      (13,851,824)

Non-operating (expense) income:
   Interest expense ..............................      (4,348,160)      (2,141,616)        (928,822)
   Interest income ...............................       3,012,931        2,307,689        1,043,493
   Other, net ....................................         881,535       (1,823,996)        (255,783)
                                                     -------------    -------------    -------------
                                                          (453,694)      (1,657,923)        (141,112)
                                                     -------------    -------------    -------------
Net income (loss) ................................   $   2,030,567    $   1,950,970    $ (13,992,936)
                                                     =============    =============    =============

Net income (loss) applicable to common
   stock .........................................   $   2,030,567    $   1,817,543    $ (13,992,936)
                                                     =============    =============    =============

Net income (loss) per common share and
   common share equivalent .......................   $         .19    $         .19    $       (1.73)
                                                     =============    =============    =============

Weighted average number of common shares
   and common share equivalents outstanding ......      10,870,968        9,786,288        8,093,356
                                                     =============    =============    =============



See accompanying notes.

                                 Reno Air, Inc.

                  Statements of Shareholders' Equity (Deficit)

              For the years ended December 31, 1996, 1995, and 1994


                                                                      Preferred      Additional
                                                Common Stock            Stock         Paid-In       Accumulated
                                           Shares        Amount         Amount        Capital          Deficit            Total
                                          ---------   ------------   -----------    ------------    ------------       -----------
Balance at December 31, 1993 ............ 7,984,288   $     79,843   $       --     $ 22,436,869    $(10,568,266)      $11,948,446
   Exercise of stock options ............   228,500          2,285           --          244,350              --           246.635
   Net loss .............................        --             --           --               --     (13,992,936)      (13,992,936)
                                          ---------   ------------   -----------    ------------    ------------       -----------
Balance at December 31, 1994 ............ 8,212,788         82,128           --       22,681,219     (24,561,202)       (1,797,855)
   Exercise of stock options ............   279,500          2,795           --          334,070              --           336,865
   Conversion of 7.25%
     convertible subordinated
     notes ..............................   930,744          9,307           --        5,779,511              --         5,788,818
   Issuance of common stock
     under the 401(k) Plan ..............    69,192            692           --          380,313              --           381,005
   Issuance of common stock
     under private placement ............   482,576          4,826           --        2,371,937              --         2,376,763
   Issuance of 96,515 shares
     of preferred stock .................        --             --    2,412,875               --              --         2,412,875
   Dividend and issuance costs
     on preferred stock .................        --             --           --         (133,427)             --          (133,427)
   Redemption of 96,515 shares
     of preferred stock .................        --             --    2,412,875)              --              --        (2,412,875)
   Net income ...........................        --             --           --               --         1,950,970       1,950,970
                                          ---------   ------------   -----------    ------------    ------------       -----------

Balance at December 31, 1995 ............ 9,974,800         99,748           --       31,413,623     (22,610,232)        8,903,139
   Exercise of stock options ............   322,000          3,220           --          813,514              --           816,734
   Exercise of stock warrants ...........    14,000            140           --          120,680              --           120,820
   Conversion of 7.25%
     convertible subordinated
     notes ..............................     7,512             75           --           52,734              --            52,809
   Issuance of common stock
     under the 401(k) Plan ..............    15,134            151           --          206,579              --           206,730
   Net income ...........................        --             --           --               --       2,030,567         2,030,567
                                          ---------   ------------   -----------    ------------    ------------       -----------
Balance at December 31, 1996.............10,333,446     $  103,334    $      --     $ 32,607,130    $(20,579,665)      $12,130,799
                                          =========   ============   ==========     ============    ============       ===========


See accompanying notes.

                                 Reno Air, Inc.

                            Statements of Cash Flows

                                                                            Year ended December 31
                                                                    1996            1995            1994
                                                               ------------    ------------    ------------
Operating activities
Net income (loss) ..........................................   $  2,030,567    $  1,950,970    $(13,992,936)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization ..........................      6,447,112       2,595,188       1,826,784
    Common stock issued under 401(k) Plan ..................        206,730         194,411         186,594
    Gain on sale of equipment ..............................     (1,124,875)           --              --
    Fair value of inducement on conversion of 7.25%
     Notes .................................................           --         1,391,692            --
    Accounts receivable ....................................       (597,493)     (2,994,127)     (6,199,466)
    Inventories and operating supplies .....................       (810,470)       (441,860)       (546,946)
    Prepaid expenses and other .............................     (2,436,404)     (7,123,285)     (4,014,618)
    Restricted cash and investment .........................     (4,368,922)       (518,676)       (726,708)
    Deposits and other assets ..............................     (4,990,231)     (5,288,811)       (308,687)
    Accounts payable .......................................      1,825,375       7,546,877       2,843,495
    Accrued liabilities ....................................      5,355,747      (9,298,041)     (2,005,376)
    Fuel purchase agreement ................................     (1,841,226)      8,094,359      11,139,267
    Air traffic liability ..................................      2,467,918       7,608,758       5,849,453
    Deferred lease payable .................................     (1,715,903)       (109,015)      2,895,537
    Non-current liabilities ................................      3,451,454       2,989,349            --
                                                               ------------    ------------    ------------
Net cash provided by (used in) operating activities ........      3,899,379       6,597,789      (3,053,607)

Investing activities
Purchases of property and equipment ........................    (38,360,946)     (3,873,580)     (5,942,803)
Proceeds from sale of equipment ............................      2,500,000          41,485         185,368
Purchases of short-term investments ........................     (4,292,200)     (7,472,483)           --
Proceeds from sale of short-term investments ...............      4,917,981       4,528,295       5,174,250
Purchase of long-term investment ...........................           --              --          (900,041)
                                                               ------------    ------------    ------------
Net cash used in investing activities ......................    (35,235,165)     (6,776,283)     (1,483,226)

Financing activities
Proceeds from notes payable ................................     14,447,567         472,877       8,129,816
Payments on notes payable ..................................     (2,813,846)     (4,115,115)     (5,415,638)
Proceeds from issuance of convertible notes, net of
  issuance costs ...........................................           --        27,122,775       4,136,983
Proceeds from issuance of common stock under
  private placement, net of issuance costs .................           --         2,376,763            --
Proceeds from issuance of preferred stock ..................           --         2,412,875            --
Redemption of preferred stock ..............................           --        (2,412,875)           --
Dividend and issuance costs on preferred stock .............           --          (133,427)
Proceeds from issuance of options and warrants .............        937,554         336,865         246,635
                                                               ------------    ------------    ------------
Net cash provided by financing activities ..................     12,571,275      26,060,738       7,097,796
                                                               ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ...........    (18,764,511)     25,882,244       2,560,963
Cash and cash equivalents at beginning of year .............     34,985,808       9,103,564       6,542,601
                                                               ------------    ------------    ------------
 Cash and cash equivalents at end of year ..................   $ 16,221,297    $ 34,985,808    $  9,103,564
                                                               ============    ============    ============

See accompanying notes.

                                 Reno Air, Inc.

                          Notes to Financial Statements

                  Years ended December 31, 1996, 1995, and 1994


1.     Accounting Policies

Organization and Operations

Reno Air, Inc. (the "Company") was incorporated in Nevada in June 1990 and commenced operations in July 1992. The Company is a national air carrier operating primarily in the western United States. The Company's primary strategy is to provide low-cost, low-fare high quality scheduled airline passenger service primarily from a hub in Reno/Tahoe, Nevada, between San Jose and Southern California and to and from its focus cities of Las Vegas, Los Angeles and Seattle. The Company also operates both track and ad-hoc charter flights and an in-house tour operation ("QQuick Escapes") that provides vacation packages which generally include air transportation, lodging accommodations and ground transportation.

Use of Estimates

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

Passenger Revenues and Air Traffic Liability

Passenger  ticket  sales are  initially  recorded in the air  traffic  liability account. Revenue derived from ticket sales is recognized at the time transportation is provided. Some ticket sales are never used, refunded or matched to lifts, and become "breakage", which is estimated and recognized as revenue. Net income for the fourth quarter of 1996 and 1995 includes a benefit of approximately $2 million and $5 million, respectively, resulting from adjustments to the ticket breakage estimate relating to earned passenger revenues. Passenger revenues include revenues from track charter programs.

Other Revenue

Other revenue, which consists primarily of cargo, mail, ad-hoc charter and QQuick Escapes, is recognized when the related service is provided.

Non Operating Income

During September 1996, the Company sold a spare engine and recognized a gain of approximately $1.1 million. This gain is included in other non-operating income in the accompanying statement of operations.

Advertising

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was approximately $6,229,000, $3,704,000 and $5,197,000, respectively.

Frequent Flyer Program

On July 1, 1993, the Company and American Airlines, Inc. ("American") entered into an agreement pursuant to which the Company participates in the AAdvantage(R) frequent flyer program of American. The Company's agreement with American to participate in the AAdvantage(R) program is terminable by either party on December 31, 1997; the Company and American have been discussing renewal terms. The Company expenses the costs related to this program as the passenger miles are flown. The Company does not accrue any liability for award travel it may be required to provide because the incremental cost of redemptions have not been, and are not expected to be, material.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market investments, while short-term investments consist of commercial paper.

Restricted Cash and Investment

Restricted cash and investment consists of cash and a United States government obligation securing letters of credit required by various airport authorities and other entities.

Inventories and Operating Supplies

Expendable parts, materials and supplies relating to flight equipment are stated at average cost. These items are charged to expense when issued for use.

Depreciation and Amortization

Depreciation and amortization of property, equipment and improvements are computed using the straight-line method over the estimated useful lives of the related assets or related leases. The estimated useful lives and residual values used are as follows:

Description                               Depreciable Life                           Residual Value
Aircraft                                  20 years from date of manufacture          20%
Aircraft engines                          10 years                                   10%
Flight equipment and rotable parts        5-10 years                                 0%
Ground property                           3-10 years                                 0%
Equipment and improvements                Shorter of 3-7 years or term of lease      0%

Included in ground property equipment and improvements is approximately $3.1 million of construction-in-progress costs related to the construction of an airplane hanger.

Income Taxes

Deferred tax asset and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Maintenance

Routine maintenance and repairs are expensed when incurred.

Under the terms of certain of its aircraft lease agreements, the Company is required to make monthly maintenance deposits based on usage; such deposits are applied against the cost of major airframe maintenance checks and engine overhauls. Prior to 1995, these deposits were expensed as paid because deposit balances remaining at lease termination (after satisfying return conditions) either remained with the lessor or their ultimate disposition was uncertain, and the Company did not have sufficient historical experience to estimate the future cost of such maintenance checks and overhauls. During 1995, the Company renegotiated certain lease agreements, clarified the disposition of any remaining deposits in other lease agreements, and developed sufficient experience to estimate the future cost of maintenance checks and overhauls. Accordingly, the Company accrues the estimated costs relating to major airframe and engine overhauls over the flight hours or cycles remaining before such periodic maintenance must be performed.

During the fourth quarter of 1996, the Company renegotiated the maintenance reserve provisions and the termination dates on four of its aircraft leases, and as a result, recorded a $1.5 million reduction of maintenance expense. In connection with the scheduled termination of two of the Company's aircraft leases in mid 1995, the Company received $1.8 million from the lessor, representing the excess of the maintenance deposit over the amount required, based on the condition of the aircraft. Accordingly, a credit of $1.8 million was recognized as a reduction of maintenance expense in the second quarter. During the fourth quarter of 1995, the Company renegotiated the maintenance reserve provisions on five of its aircraft leases, and as a result, recorded an additional $1.4 million reduction of maintenance expense.

At December 31, 1996 and 1995, the Company had current maintenance reserves of approximately $9,316,000 and $5,337,000 (included in accrued liabilities), respectively, and long-term maintenance reserves of $9,449,000 and $2,989,000 (included in non-current liabilities), respectively. In addition, the Company had current prepaid maintenance deposits of approximately $8,547,000 and $6,909,000 (included in prepaid expenses and other), respectively, and long-term prepaid maintenance deposits of $8,301,000 and $4,293,000 (included in deposits and other) at December 31, 1996 and 1995, respectively.

Per Share Data

Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents (stock options and warrants) outstanding during the period. The Company's convertible debt securities (Note 3) are not considered common stock equivalents.

Supplemental Statement of Cash Flows Information

Certain noncash activities are not reflected in the statement of cash flows. Such activities are the following: the Company purchased an aircraft and two engines at a cost of approximately $15.3 million during the year ended December 31, 1996 using seller-financed debt; the Company received a credit of approximately $1.7 million toward the purchase of aircraft parts and equipment as a result of certain aircraft lease negotiations which was recorded to the deferred lease payable; and, the Company recorded approximately $2.9 million of deferred maintenance expense related to the acquisition of certain aircraft and engines.

The Company paid interest of approximately $3.6 million, $1.1 million, and $300,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

2.     Commitments

Aircraft Leases

At December 31, 1996, the Company operated 28 aircraft which are accounted for under operating leases with initial terms ranging from one to eighteen years. With respect to some leases, the expense recognized has exceeded the cash payments, with the excess having been recorded as a deferred lease payable on the accompanying balance sheet. Included in non-current liabilities are related deferred lease payables of approximately $4,546,000 and $5,035,000 at December 31, 1996 and 1995, respectively. Security deposits related to aircraft leased at December 31, 1996 and 1995 totaled approximately $9,452,000 and $7,765,000, respectively, and are included in deposits and other on the accompanying balance sheet.

The Company has entered into an agreement to lease an additional aircraft for a period of 6 years, to be delivered March 1997. The monthly lease payments for this aircraft have been included in the following minimum payment schedule.

Gates and Facilities Leases

The Company subleases several gates and related space from American at San Jose International Airport, and leases administrative, airport, maintenance and reservation facilities at various locations under operating lease agreements expiring at various dates through November 30, 2007. Amounts charged to rental expense for these facility operating leases were approximately $11.2 million, $9.6 million and $8.6 million in 1996, 1995, and 1994, respectively.

At December 31, 1996, the Company's minimum rental payments under non-cancelable operating leases with original terms of more than one year were as follows:

Year ending December 31         Aircraft Leases               Other                        Total
----------------------------------------------------------------------------------------------------
1997                           $     64,834,854          $    3,862,687             $     68,697,541
1998                                 56,026,454               3,630,366                   59,656,820
1999                                 39,781,454               3,258,250                   43,039,704
2000                                 30,865,786               3,111,420                   33,977,206
2001                                 26,201,452               2,499,778                   28,701,230
Thereafter                          160,455,690              14,672,992                  175,128,682
                           -------------------------------------------------------------------------
                               $    378,165,690          $   31,035,493             $    409,201,183
                           =========================================================================

3.     Long-Term Debt

The components of long-term debt are as follows at December 31:

                                                                                       1996            1995
                                                                                   ------------    ------------
9% Senior  Convertible  Notes due September 30, 2002,  interest
   payable semi-annually .......................................................   $ 28,750,000    $ 28,750,000

Note payable - secured by the aircraft  purchased  which has a net book value of
   $17,987,000 at December 31, 1996. Monthly accelerating  principal payments of
   $137,000 to $179,000 plus interest at LIBOR plus 2.25% (7.78% at December 31,
   1996) are due through July 2000. Balloon payment of $4,695,000 due July 2000.     11,425,477            --

Note payable - secured by the aircraft  purchased  which has a net book value of
   $13,547,000 at December 31, 1996. Quarterly  accelerating  principal payments of $326,000 to $477,000 plus interest at LIBOR plus 2% (7.53% at December 31,
   1996) are due through February 2003..........................................      9,569,000            --

Notes payable - secured by aircraft  engines  which have an  aggregate  net book value of $ 9,451,000  at December 31, 1996.  Monthly  accelerating  principal payments of $146,000 to $172,000  plus  interest at LIBOR plus 2.85% to 3.15%
   (8.38% to 8.68% at December 31, 1996) are due through dates ranging from July
   1999 through July 2001.......................................................      5,699,602            --

Other notes payable at interest  rates from 2.60% to 15.37% due
   through December 1997  ......................................................        563,737         347,080
                                                                                   ------------    ------------
Total long-term debt ...........................................................     56,007,816      29,097,080
Less:  current maturities ......................................................     (5,309,758)       (342,061)
                                                                                   ------------    ------------
                                                                                   $ 50,698,058    $ 28,755,019
                                                                                   ============    ============

The 9% Senior Convertible Notes (the "Senior Notes") are convertible into the Company's common stock, at the holder's option, at a defined conversion rate of 100 shares per $1,000 principal amount of Senior Notes, subject to adjustment under certain circumstances, or the equivalent of $10.00 per share of common stock. The Senior Notes are not redeemable prior to September 30, 1998, unless certain events, as defined, occur.

The Senior Notes are unsecured obligations of the Company and rank senior in right of payment to all indebtedness of the Company which is by its terms expressly subordinated in right of payment to the Senior Notes and will rank pari passu with all other existing or future indebtedness of the Company. The Senior Notes contain certain covenants, including, among others, covenants limiting payment of dividends, lines of business, transactions with affiliates, certain mergers and consolidations and the maintenance of a consolidated net worth, as defined.

At December 31, 1996, principal payments on long-term debt are due as follows:

         1997                               $     5,309,758
         1998                                     5,094,126
         1999                                     4,804,487
         2000                                     7,874,750
         2001                                     1,878,695
         Thereafter                              31,046,000
                                         =====================
                                            $    56,007,816
                                         =====================

4.     Shareholders' Equity (Deficit)

In April and May 1994, the Company issued approximately $4.6 million principal amount of 7.25% Convertible Subordinated Promissory Notes due July 15, 1996 (the "Subordinated Notes"). The Notes were originally convertible into common stock at a price of approximately $7.03 per share. Commencing April 10, 1995, the Company offered holders of the Subordinated Notes the opportunity to convert the Notes into shares of common stock at a conversion price of $5.00 per share. On May 8, 1995, $4,551,750 principal amount of Notes plus accrued interest were accepted for conversion. The Company accounted for the conversion as an inducement to noteholders to convert below the originally scheduled conversion price and accordingly, recognized a charge of approximately $1.4 million, which is included in other non-operating expense in the accompanying statement of operations. This charge does not impact total shareholders' equity, as there was an offsetting increase to paid-in capital.

During 1995, the Company issued in a private placement 482,576 shares of common stock (at an issue price of $5 per share) and $2,412,875 (96,515 shares) liquidation preference of a new issue of Series A 16% Redeemable Preferred Stock (the "Series A Preferred"). The Series A Preferred was redeemed for cash on September 25, 1995.

During 1992, warrants for the purchase of 50,000 shares of the Company's common stock at $3.00 per share were issued to one of the Company's aircraft lessors. These warrants are exercisable through July 1997, and were all outstanding at December 31, 1996.

In November 1993, the Company issued to its financial advisor warrants to purchase 100,000 shares of common stock at an exercise price of $8.63, exercisable through November 29, 1997. During 1996, 14,000 shares were exercised. In connection with the placement of the 7.25% Subordinated Notes issued in 1994, the Company issued to the placement agent warrants to purchase 65,431 shares of Common Stock at an exercise price of $8.44, exercisable through April 28, 1999. All of these warrants were outstanding at December 31, 1996.

5.   Stock Option Plan

In February 1992, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan"), providing for the grant to officers, directors, consultants and key employees of options to purchase up to 1,200,000 shares of common stock. Since adoption, the Plan has been amended to increase the number of options that may be granted to 2,900,000. At December 31, 1996, 191,800 options were available for grant under the Plan.

Options may be granted under the Plan under such terms and conditions as the Board of Directors may determine provided that options must be exercised within a period of not more than ten years after the date of grant. An optionee must remain either an employee, a director, or a consultant of the Company to retain their options. If such status terminates, other than by reason of the death of the optionee, the options will expire generally within thirty days, subject to extension by the Board of Directors.

The exercise price of the options granted under the Plan cannot be less than the fair market value of the common stock on the date the option is granted. Options granted under the Plan vest over periods up to six years.

On May 19, 1995, the Company canceled substantially all outstanding options granted to employees or directors with an exercise price in excess of $5.07 per share and regranted the same number of options to the same persons at an exercise price of $5.07 per share, the closing market price on date of grant. All other terms of the options remained the same, except that none of the regranted options were exercisable until November 10, 1995.

A summary of the Plan's stock option activity and related information for the years ended December 31, 1996 and 1995 are as follows:

                                                     1996                                1995
                                      ------------------------------------------------------------------------
                                                     Weighted-Average                    Weighted-Average
                                      Options        Exercise Price       Options        Exercise Price
                                      ------------------------------------------------------------------------
Outstanding-beginning of year           1,534,000         $   4.51          1,560,500         $   4.59
Granted                                   665,500            10.98          1,209,500             5.26
Exercised                                (322,000)            2.54           (279,500)            1.21
Canceled                                 (126,300)            5.88           (956,500)            6.56
                                      ------------------------------------------------------------------------

Outstanding-end of year                 1,751,200         $   7.23          1,534,000         $   4.51
                                      ========================================================================

Exercisable at end of year                333,700         $   4.67            454,000         $   3.08

Weighted-average    fair   value   of
   options granted during the year                        $   8.94                            $   4.13

Exercise prices for options outstanding under the Plan as of December 31, 1996 ranged from $1.67 to $13. The weighted-average remaining contractual life of those options is 8.2 years. A summary of the outstanding and exercisable options at December 31, 1996, segregated by exercise price ranges, is as follows:

                                         Options Outstanding                      Exercisable Options
-------------------------------------------------------------------------- --------------------------------
                                                      Weighted-Average
                                      Weighted-           Remaining                             Weighted-
Exercise Price                         Average           Contractual                             Average
Range                   Number      Exercise Price      Life (in years)        Number        Exercise Price
--------------------- ------------ ----------------- --------------------- --------------- ----------------

  $  1.67 -  5.07      $ 1,000,500     $  4.79              7.4                315,000         $   4.50

  $  6.86 -  8.63      $   305,400        8.14              9.1                 18,700             7.37

  $ 10.75 - 13.00      $   445,300       12.11              9.4                      -               -

                      ============ ================= ===================== =============== ================
                         1,751,200     $  7.23              8.2                333,700         $   4.67
                      ============ ================= ===================== =============== ================

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.42% and 6.2%, dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .755 and .755, and a weighted-average expected life of the options of 6.0 and 6.8 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the years ended December 31 is as follows:

                                         1996                1995
                                   ------------------ -------------------
Pro forma net income                 $   1,136,538      $   1,389,129
Pro forma net income per share       $         .10      $         .14

 6.   Income Taxes

The difference between the Company's provision (benefit) for income taxes and a provision (benefit) for income taxes computed at the federal statutory rate is comprised of the items shown in the following table:

                                                             1996                1995               1994
                                                       ------------------ ------------------- ------------------
Income tax provision (benefit) at the statutory rate
                                                        $     690,000      $     663,000       $   (4,758,000)
Net  operating  loss  producing  no  current benefit              --                 --             4,758,000
Benefit of net operating loss carryforward                   (690,000)          (663,000)                 --
                                                       ================== =================== ==================
Income tax provision (benefit)                         $           -      $           -       $           -
                                                       ================== =================== ==================

The significant components of the deferred income tax assets and liabilities are as follows at December 31:

                                                 1996                1995
                                           ------------------ ------------------
Deferred tax assets:
   Start up costs                            $      63,000      $     192,000
   Depreciation                                  1,390,000          1,374,000
   Vacation, maintenance and other reserves      1,621,000            281,000
   Deferred rent expense                         1,557,000          2,306,000
   Net operating loss carryforward               4,444,000          4,372,000
                                           ------------------ ------------------
                                                 9,075,000          8,525,000
   Valuation allowance                          (9,075,000)        (8,525,000)
                                           ================== ==================
                                             $           -      $           -
                                           ================== ==================

The valuation allowance was provided since it is uncertain that the deferred tax asset will be realized. The Company established the valuation allowance due to the operating history of the Company.

At December 31, 1996, the Company has a tax net operating loss carryforward of approximately $13 million expiring at various times from 2000 through 2004.

7.     Employee Benefit Plans

401(k) Plan

In 1994, the Company adopted the Reno Air 401(k) Plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code. All full-time employees who meet the eligibility requirements are covered under the 401(k) Plan. Participants can contribute as much as 15% of their annual gross income on a before-tax basis. The Company makes a 100% matching contribution in shares of the Company's common stock for the first $300 of an employee's annual contribution to the 401(k) Plan. The Company's matching contribution vests over four years from date of hire. During 1996, 1995 and 1994, the Company expensed $235,000, $194,000 and $187,000 in matching contributions to the 401(k) Plan. The Company may amend the 401(k) Plan from time to time.

Profit Sharing Plan

In 1993, the Company adopted a profit sharing plan (the "Profit Plan"). The Profit Plan provides for eligible employees to participate in profit sharing based upon the Company's income before income taxes measured on both a quarterly and annual basis ("Pretax Income"). On a quarterly basis, eligible full time employees receive up to the lesser of $150 or an allocation of 10% of the Company's Pretax Income. On an annual basis, eligible employees receive an allocation of 10% of the Company's Pretax Income, less the quarterly bonuses paid during the Plan year. During 1996, 1995 and 1994, the Company paid approximately $387,000, $364,000 and $62,000, respectively, pursuant to the Bonus Plan. The Company may amend the Profit Plan from time to time.

8.     Fair Value of Financial Instruments

The fair value of the Company's financial instruments approximate their recorded book values at December 31, 1996 and 1995 except for the Senior Notes whose fair value is approximately $27,262,000 at December 31, 1996. The fair values are based on quoted market prices and discounted cash flow using the Company's current incremental borrowing rate.

9.     Selected Quarterly Financial Data (Unaudited)

                                                                    1996
                                ----------------------------------------------------------------------------
                                                                 Three Months Ended
                                      March 31           June 30          September 30       December 31 (a)

Operating revenues                 $  72,819,861      $  90,915,902      $  101,328,237      $  84,820,007
Operating income (loss)                  444,011          3,626,206           4,513,234         (6,099,190)
Net income (loss)                        275,104          3,274,910           4,747,832         (6,267,279)
Net  income  (loss)  per common
   and common equivalent share:

     Primary                       $       0.03       $        0.30      $         0.43      $      (0.58)
     Fully Diluted                 $       0.02       $        0.28      $         0.39      $      (0.58)

                                                                    1995
                                ----------------------------------------------------------------------------
                                                             Three Months Ended
                                      March 31           June 30(b)        September 30       December 31 (c)

Operating revenues                 $  54,981,073      $  61,434,939      $   74,282,752      $  65,808,995
Operating income (loss)               (2,851,176)         1,684,199           4,537,874            237,996
Net income (loss)                     (3,190,780)           331,775           4,586,255            223,720
Net  income  (loss)  per common
   and common equivalent share

     Primary                       $      (0.39)      $        0.03      $         0.42      $        0.02
     Fully Diluted                 $      (0.39)      $        0.03      $         0.40      $        0.02

(a) As described in footnote 1, the Company recorded an adjustment to increase passenger revenues resulting in an approximate $2 million benefit, and recorded a maintenance credit of approximately $1.5 million.

(b) As described in footnotes 1 and 4, the Company recorded a maintenance credit of approximately $1.8 million and a charge to non-operating expenses of approximately $1.4 million, respectively.

(c) As described in footnote 1, the Company recorded an adjustment to increase passenger revenues resulting in an approximate $5 million benefit, and recorded a maintenance credit of approximately $1.4 million.


Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable. The change in accountants during 1995 was reported on Form 8-K dated October 17, 1995.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference from the section entitled "Election of Directors" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1997.

         Information  with respect to the Company's  Executive  Officers follows
Item 4 of this Report.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1997.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements

     The following financial  statements of the Company are included in Part II,
Item 8 of this Report: Page

Report of Ernst & Young LLP, Independent Auditors                      27

Report of Arthur Andersen LLP, Independent Public Accountants          28

Balance Sheets, December 31, 1996 and 1995                             29

Statements of Operations for the Years Ended
         December 31, 1996, 1995, and 1994                             30

Statements of Changes in Shareholders' Equity (Deficit)
         for the Years Ended December 31, 1996, 1995 and 1994          31

Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                              32

Notes to Financial Statements                                          33


                  2.       Financial Statement Schedules

                  All schedules have been omitted because they are inapplicable, immaterial, or not required, or the information is included in the financial statements or notes thereto.

                  3.       Exhibits

3.1* Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (No.33-46031) filed with the Commission on May 12, 1992 (the "May 1992 S-1").

3.2* Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-8(No.33-88986) filed with the Commission on January 31, 1995 (the "January 1995 S-8").

4.1*   Specimen  Certificate  of  Common  Stock.   (Incorporated by reference to
       Exhibit 4.1 of the Registration Statement on Form S-2 (No.33-97990) filed with the Commission on October 6, 1996 (the "1995 Form S-2")).

4.2* Indenture,dated as of August 15, 1995, between Reno Air, Inc. and Shawmut Bank Connecticut, National Association as Trustee. (Incorporated by reference to Exhibit 2 of the Form 8-K of Reno Air, Inc. filed with the Commission on August 15, 1995).

4.3*   Global Security Note, dated August 15, 1995.(Incorporated by reference to
       Exhibit 4.3 to the 1995 Form S-2).

10.1*  Employment   Agreement with Robert W. Reding  dated  December  23,  1991.
       (Incorporated by reference to Exhibit 10.5 of the May 1992 Form S-1.)

10.4*  Employment   Agreement  with  Robert  M. Rowen  dated  March  31,   1994.
       (Incorporated by reference to Exhibit 10.4 of the 1994 10-K).

10.5* Reno Air Stock Option Plan as Restated September 20, 1994. (Incorporated by reference to Exhibit 4.1 of January 1995 S-8.)

10.6* Form of Non-Statutory Stock Option Agreement under the Reno Air Stock Option Plan (Incorporated by reference to Exhibit 4.2 of the January 1995 S-8).

10.7* Airlines Operating Agreement between Airport Authority of Washoe County, Reno Cannon International Airport and Reno Air. (Incorporated by reference to Exhibit 10.19 of the Registration Statement on Form S-1 (No. 33-50690) filed with the Commission on August 10, 1992 (the "September 1992 S-1").

-----------------------
*      Exhibit incorporated by reference.

10.8* First Amendment to Airline Operating Agreement and Terminal building Lease between Airport Authority of Washoe County, Reno Cannon International Airport and Reno Air, Inc. (Incorporated by reference to Exhibit 10.8 of the 1993 10-K).

10.9* Terminal Building Lease and Loading Bridge Agreement with the Airport Authority of Washoe County, Reno Cannon International Airport and Reno Air. (Incorporated by reference to Exhibit 10.20 of the September 1992 S-1).

10.11* Lease Agreement for 5450 Equity Avenue, Reno, Nevada (Incorporated by reference to Exhibit 10.44 of the 1993 10-K).

10.12* Amendment to Lease Agreement for 5450 Equity Avenue, Reno, Nevada (Incorporated by reference to Exhibit 10.44(a) of the 1993 10-K).

10.13*+ AAdvantage(R) Agreement between American Airlines and Reno Air, Inc. (Incorporated by reference to Exhibit 10.49 of the 1993 10-K, as amended by Form 10-K/A filed with the Commission on October 14, 1994.)

10.14*+ Agreement of Sublease for San Jose International Airport between American Airlines and Reno Air, Inc. (Incorporated by reference to
           Exhibit 10.15 of the 1993 10-K).

10.17* Airline Operating Agreement and Permit between the City of San Jose and Reno Air, Inc. (Incorporated by reference to Exhibit 10.60 of the 1993 10-K).

10.18* Purchase Agreement, dated August 10, 1995, by and among Reno Air, Inc., Forum Capital Markets L.P. ("Forum") and Fieldstone FPCG
           Services, L.P. ("Fieldstone").   (Incorporated  by  reference  to
           Exhibit 10.18 to the 1995 S-2).

10.19* Registration Rights Agreement, dated as of August 14, 1995, by and among Reno Air, Inc., Forum, and Fieldstone. (Incorporated by reference to Exhibit 10.19 to the 1995 S-2).

10.20      Reno Air Profit Sharing Plan.                                      51

------------------------
*          Exhibit incorporated by reference.
+ Conditional treatment has been granted with respect to portions of this Exhibit.

11         Statement Re: Computation of Per Share Earnings (Loss) of
           Reno Air, Inc.                                                     57

23.1       Consent of Ernst & Young LLP                                       58

23.2       Consent of Arthur Andersen LLP                                     59

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                        RENO AIR, INC.

                                                By:  /s/ JEFFREY T. FISHER
                                                     Jeffrey T. Fisher
                                                     Vice President - Finance
Dated:   March 26, 1997

Signature                              Position                   Date

/s/ DONALD L. BECK                     Director                   March 26, 1997
Donald L. Beck

/s/ BARRIE K. BRUNET                   Director                   March 26, 1997
Barrie K. Brunet

/s/ JOHN R. HARDESTY                   Director                   March 26, 1997
John R. Hardesty

/s/ LEE M. HYDEMAN                     Director                   March 26, 1997
Lee M. Hydeman

/s/ JOE M. KILGORE                     Director                   March 26, 1997
Joe M. Kilgore

/s/ JIM LLOYD                          Director                   March 26, 1997
Jim Lloyd

/s/ ROBERT W. REDING                   Director, President, &     March 26, 1997
Robert W. Reding                       Chief Executive Officer

/s/ DR. WAYNE L. STERN                 Director                   March 26, 1997
Dr. Wayne L. Stern

/s/ AGNIESZKA WINKLER                  Director                   March 26, 1997
Agnieszka Winkler

/s/ JEFFREY T. FISHER                  Chief Financial Officer    March 26, 1997
Jeffrey T. Fisher

/s/ DAVID W. ASAI                      Chief Accounting Officer   March 26, 1997
David W. Asai