Form 10-Q
period 1997-03-31
RENO AIR INC/NV/
filed 1997-05-15
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1997

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

Yes   /X/                   No

     Number of shares of common stock, $.01 par value, of registrant outstanding at March 31, 1997: 10,439,120

                                 RENO AIR, INC.
    ------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1997 and
                  December 31, 1996                                       3

                  Statements of Operations -
                  Three Months Ended  March 31, 1997 and 1996             4

                  Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996              5

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial       7
                  Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                       12

                  SIGNATURES                                             13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                 RENO AIR, INC.
                                BALANCE SHEET AT
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                                           March 31,     December 31,
                                                                             1997           1996
                                                                        -------------- ---------------
                                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ....................................... $   16,591,923  $   16,221,297
     Short-term investments ..........................................           --         2,318,407
     Accounts receivable .............................................     28,100,556      18,834,788
     Inventories and operating supplies ..............................      2,499,683       2,109,364
     Prepaid expenses and other ......................................     17,415,411      17,033,968
                                                                        -------------- ---------------
Total current assets .................................................     64,607,573      56,517,824

PROPERTY AND EQUIPMENT:
     Flight equipment ................................................     64,865,248      63,974,552
     Ground property and equipment ...................................      6,126,694       8,377,217
     Building ........................................................      3,547,756            --
     Accumulated depreciation ........................................    (13,471,546)    (11,253,987)
                                                                        -------------- ---------------
                                                                           61,068,152      61,097,782
RESTRICTED CASH AND INVESTMENT .......................................      6,545,551       6,519,249
DEPOSITS AND OTHER ...................................................     21,928,150      19,571,557
                                                                        -------------- ---------------
                                                                       $  154,149,426  $  143,706,412
                                                                        ============== ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
     Accounts payable ................................................ $   20,641,802  $   19,071,306
     Accrued liabilities .............................................     20,623,684      19,775,738
     Air traffic liability ...........................................     30,386,914      21,392,594
     Current maturities of long-term debt ............................      7,726,303       5,309,758
     Current portion of deferred lease payable .......................      1,227,723       1,465,827
                                                                        -------------- ---------------
 Total current liabilities ...........................................     80,606,426      67,015,223


LONG-TERM DEBT .......................................................     49,716,091      50,698,058

NON-CURRENT LIABILITIES ..............................................     16,323,832      13,862,332

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value, 30,000,000 shares authorized,
        10,439,120 and 10,333,446 shares issued and outstanding
        at March 31, 1997 and December 31, 1996, respectively ........        104,391         103,334
     Additional paid - in capital ....................................     32,975,622      32,607,130
     Accumulated deficit .............................................    (25,576,936)    (20,579,665)
                                                                        -------------- ---------------
Total shareholders' equity ...........................................      7,503,077      12,130,799
                                                                        -------------- ---------------
                                                                       $  154,149,426  $  143,706,412
                                                                        ============== ===============

    The accompanying notes are an integral part of the financial statements.

                                 RENO AIR, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                   Three months ended
                                                         March 31
                                                  1997             1996
                                             -------------- --------------
OPERATING REVENUES:
     Passenger ............................. $  84,294,639  $  68,685,556
     Other .................................     5,389,231      4,134,305
                                             -------------- --------------
               Total operating revenues ....    89,683,870     72,819,861
                                             -------------- --------------

OPERATING EXPENSES:
     Salaries, wages and benefits ..........    15,322,449     11,475,598
     Aircraft fuel and oil .................    18,078,041     12,781,811
     Aircraft leases .......................    16,603,247     12,919,381
     Maintenance ...........................     7,579,979      5,818,767
     Handling, landing and airport fees ....     9,378,094      7,370,430
     Advertising, sales and distribution ...     7,465,124      6,771,889
     Commissions ...........................     4,899,986      4,173,147
     Facility leases .......................     3,090,115      2,559,413
     Insurance .............................     1,832,884      1,921,668
     Communications ........................     1,298,192        994,647
     Depreciation and amortization .........     2,217,559        981,069
     Other .................................     6,090,299      4,608,030
                                             -------------- --------------
               Total operating expenses ....    93,855,969     72,375,850
                                             -------------- --------------

OPERATING INCOME (LOSS) ....................    (4,172,099)       444,011

NON-OPERATING INCOME (EXPENSE):
     Interest expense ......................    (1,268,054)      (795,516)
     Interest income .......................       487,961        723,707
     Other, net ............................       (45,079)       (97,098)
                                             -------------- --------------

NET INCOME (LOSS) .......................... $  (4,997,271) $     275,104
                                             ============== ==============

NET INCOME (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT

                       PRIMARY ............. $       (0.47) $        0.03
                                             ============== ==============
                       FULLY DILUTED ....... $       (0.47) $        0.02
                                             ============== ==============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING

                       PRIMARY .............    10,633,256     10,745,854
                                             ============== ==============
                       FULLY DILUTED .......    10,727,769     11,123,058
                                             ============== ==============


    The accompanying notes are an integral part of the financial statements.

                                 RENO AIR, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)

                                                                              Three Months
                                                                                  Ended
                                                                                March 31,
                                                                       ------------------------------
                                                                           1997            1996
                                                                       ------------------------------
OPERATING ACTIVITIES:
   Net Income (Loss) ................................................  $ (4,997,271)  $    275,104

   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization .................................     2,217,559        981,070
      Common stock issued or to be issued for 401(k) Plan ...........    (9,265,768)    (7,350,168)
      Accounts receivable ...........................................    (9,265,768)    (7,350,168)
      Inventories and operating supplies ............................      (390,319)      (496,081)
      Prepaid expenses and other ....................................      (436,443)      (247,583)
      Restricted cash and investment ................................       (26,302)    (1,439,075)
      Deposits and other assets .....................................    (2,356,593)    (1,750,382)
      Accounts payable ..............................................     1,570,496        933,977
      Accrued liabilities ...........................................       847,946       (473,931)
      Fuel purchase agreement .......................................          --         (699,465)
      Deferred lease and noncurrent liabilities .....................     2,223,396        527,539
      Air traffic liability .........................................     8,994,320     10,157,600
                                                                       -------------  -------------
          Net cash provided by (used in) operating activities .......    (1,563,979)       628,605
                                                                       -------------  -------------

INVESTING ACTIVITIES:
     Purchase of property and equipment .............................    (2,187,929)    (5,368,665)
     Sale of short-term investments .................................     2,318,407      2,944,188
                                                                       -------------  -------------
          Net cash provided by (used in) operating activities .......       130,478     (2,424,477)
                                                                       -------------  -------------
 FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants ...........       369,549        306,942
     Proceeds from notes payable ....................................     2,600,000           --
     Payments on notes payable ......................................    (1,165,422)      (290,532)
                                                                       -------------  -------------

           Net cash provided by financing activities ................     1,804,127         16,410
                                                                       -------------  -------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................       370,626     (1,779,462)

 CASH AND CASH EQUIVALENTS, beginning of period .....................    16,221,297     34,985,808
                                                                       -------------  -------------

 CASH AND CASH EQUIVALENTS, end of period ...........................  $ 16,591,923   $ 33,206,346
                                                                       =============  =============

    The accompanying notes are an integral part of the financial statements.

                                 RENO AIR, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1996.

NOTE B - INCOME (LOSS) PER COMMON SHARE

Income (loss) per share is computed by dividing the net income (loss) available for common stock by the weighted average number of shares of common stock and common stock equivalents assumed outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the first quarter ended March 31, 1996 and a one cent increase in the loss per share for the quarter ended March 31, 1997. For fully diluted earnings per share, the impact is expected to result in a one cent increase in earnings per share for the quarter ended March 31, 1996 and no change in loss per share for the quarter ended March 31, 1997.

NOTE C - COMMITMENTS

The Company  has signed a letter of intent to purchase an aircraft it  currently
leases.  The  Company  intends  to  seek  financing  for  this  purchase.   This
transaction is scheduled to be completed in September, 1997.

The Company has entered into a fuel purchase agreement, providing for the delivery of 3,150,000 gallons of jet fuel at a price per gallon of 63.26 cents excluding all applicable taxes and fees. The Company will take delivery of the fuel through July 1997.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

General

This report contains certain forward-looking statements within the meaning of the Securities Litigation Reform Act. Actual results may differ materially. Certain of the factors that could impact future results are discussed in the Company's 1996 Annual Report on Form 10-K, under the heading "Item 1 - Cautionary Statements."

The Company's results during the first quarter of 1997 were significantly impacted by unusually harsh weather that affected the Company's West Coast operations during January 1997, and by fuel prices that were substantially higher than in the first quarter of 1996.

At the end of March, Reno Air took delivery of its 31st McDonnell Douglas jet aircraft, to initiate revenue-guaranteed scheduled service under a three year contract with gaming properties located in Gulfport/Biloxi, Mississippi. Under this arrangement, Reno Air serves St. Petersburg and Sanford, Florida and Atlanta, Georgia with daily MD-80 jet service to and from Gulfport. The Company also commenced scheduled service from Reno to Detroit in January.

In late April, Reno Air opened its second reservations center, in Las Vegas. This call center has the capacity to more than double the Company's internal call handling capability, and provides important back-up in the event of service outages at the Company's Reno facility.

On May 22, 1997, Reno Air will implement its summer schedule which establishes a hub operation in Las Vegas with three daily banks of flights serving seven existing Reno Air cities in the Southwestern United States. The Company will also add a second daily round trip flight between Reno and Detroit, new service between Reno and Ontario, California, and a second and, soon thereafter, a third daily round trip between Seattle and Anchorage, Alaska. The May 22 schedule is designed to increase total fleet utilization. Actual utilization will depend on the completion percentage of scheduled flights and the ability to utilize operational spare aircraft for ad-hoc charters, among other factors.

On April 23, Reno Air's flight attendants voted to be represented by the International Brotherhood of Teamsters (IBT). The Company will be negotiating a contract with the IBT. Management cannot predict the timing of such negotiations, when a contract might be concluded, or the extent such a contract will contain terms different from the Company's current work and pay rules.

                          SELECTED OPERATING STATISTICS

                                                                                   Percent                             Percent
                                             Quarter Ended    Quarter Ended       Increase       Quarter Ended        Increase
                                            March 31, 1997    March 31, 1996    (Decease) (1)   December 31, 1996   (Decease) (2)
                                           ---------------- ----------------- --------------- ------------------- ---------------
Revenue Passengers (3) ..................      1,272,875        1,097,964           15.9            1,374,821           (7.4)
Revenue Passenger Miles (RPMs x 1000) (4)        722,618          645,205           12.0              771,810           (6.4)
Available Seat Miles (ASMs x 1000) (5) ..      1,116,811          947,347           17.9            1,147,114           (2.6)
Passenger Load Factor (percent)(6) ......           64.7             68.1           (5.0)                67.3           (3.9)
Breakeven Load Factor (percent) (7) .....           68.5             67.8            1.0                 72.6           (5.6)
Revenue Per Passenger Mile (cents) (8) ..          11.67            10.65            9.6                10.24           14.0
Passenger Revenues Per ASM (cents) ......           7.55             7.25            4.1                 6.89            9.6
Operating Cost per ASM (cents) ..........           8.40             7.64            9.9                 7.93            5.9
Aircraft in Service At End of Period ....             30               24           25.0                   29            3.4
Average Aircraft Length of Haul .........            528              550           (4.0)                 521            1.3
Average Cost of Fuel (per gallon) (9) ...     $     0.86        $    0.69           24.6            $    0.85            1.2


(1)  Percent  change  from  quarter  ended  March 31, 1996 to March 31, 1997.
(2)  Percent  change from quarter ended  December 31, 1996 to March 31, 1997.
(3)  The number of trip segments flown by paying passengers.
(4)  The number of miles flown by paying passengers.
(5) The number of seats available for paying passengers multiplied by the number of miles such seats are flown.
(6)  RPMs divided by ASMs.
(7) The passenger load factor that would have resulted in the Company having broken even on a net income basis during the year, assuming yield and operating costs remained constant.
(8)  The operating revenue realized from passengers, divided by RPMs.
(9)  Jet Fuel prices excluding into plane service charges.

Results of Operations

During the first quarter of 1997, high fuel prices, a historic flood in Reno, Nevada, and other harsh West Coast weather depressed the Company's first quarter financial results, resulting in the Company realizing a net loss of approximately $5 million, or $0.47 per primary share. This compares to a profit of $275,104, or $0.03 per primary share, realized during the first quarter of 1996. This quarterly loss was substantially due to January's financial results and the impact of the flooding in Reno.

The January flood shut down the Reno, Nevada airport for two days at a time of record passenger travel demand during the New Year's holiday. The flood temporarily closed the Company's reservations office and headquarters. During the month of January, Reno Air canceled 257 total flights -- about five times its normal number of cancellations -- or approximately 4.5% of total system operations during that month. This caused a substantial reduction in available seat miles below plan, reducing revenues and increasing cost per seat mile. The Company also experienced decreased load factors during the quarter due to travelers avoiding travel to or over Reno, as a result of the negative publicity about the flood. Aggregating the impact of lost revenue and increased cost, management estimates that the January flood reduced Reno Air's first quarter earnings by $4 to $6 million.



Operating Revenues

The Company's operating revenues increased by 23.2% in the first three months of 1997, as compared to the same period in 1996, on a 17.9% increase in operations, as measured by available seat miles. Passenger revenue per available seat mile increased from 7.25(cent) to 7.55(cent) from the first quarter of 1996 to the first quarter of 1997, as a 9.6% increase in passenger yield offset a 5.0% decline in load factor, year over year.

The increase in passenger yield was attributable in part to a higher fare environment on the West Coast and expiration of the federal excise tax on December 31, 1996. This tax was reinstated effective March 10, 1997. While the Company was not able to raise its fares by 10% on March 10 to recoup the full amount of the tax, it had matched its competitors' price increases earlier in the quarter, with the result that in the Company's average ticket prices for the quarter were more than 10% higher than in the first quarter of 1997.

Operating Expenses

Primarily as a result of the unusually high number of weather-related flight cancellations, a 4% decrease in average stage length, and fuel prices that remained high during January, the Company's cost per available seat mile increased from 7.64(cent) in the first quarter of 1996 to 8.40(cent)in the first quarter of 1997. This cost increase more than offset higher revenue per ASM experienced during the quarter, resulting in the carrier's breakeven load factor increasing from 67.8% to 68.5%, quarter to quarter.

During the first quarter of 1997, fuel prices (including tax) declined from an average of 93(cent) per gallon in January to 74(cent) in March, and have since dropped to approximately 70(cent). Reno Air purchases approximately eight million gallons of fuel per month; the difference between January and March average fuel prices represents a decrease of approximately $1.5 million in the Company's monthly fuel expense.

The Company has entered into a fuel purchase agreement, providing for the delivery of 3,150,000 gallons of jet fuel at a price per gallon of 63.26(cent) excluding all applicable taxes and fees. The Company will take delivery of the fuel through July 1997. The Company may enter into similar agreements, or utilize other fuel price hedges, in the future.

The Company's maintenance expense increased during the quarter as compared to the 1996 period as a result of increased overhaul costs attributable in part to aging of the Company's fleet. The Company's operations are currently being impacted by scheduled and unscheduled engine removals and extended engine maintenance overhaul times. Although management does not currently expect any significant effect on its scheduled and charter operations, taken as a whole, any further increase in the rate of engine removals or delay in engine overhaul turn times could adversely impact the Company's second quarter results.

During the first quarter of 1997, the Company incurred up-front expenses related to future growth, including establishing station operations and deploying one aircraft to initiate the scheduled service from Gulfport/Biloxi, Mississippi, opening a second reservations center in Las Vegas; training flight crews for the Company's expanded summer schedule; and preparing to switch reservations database systems from EDS to SABRE in the third quarter of 1997.

The following chart lists the components of the Company's per unit costs:


                                                              Three Months Ended
                                                                    March 31,
                                                    -------------------------------------
                                                        1997        1996       % Change
                                                    -----------  ----------   ------------
Operating Expenses per Available Seat Mile (Cents)
     Salaries, wages and benefits                       1.37        1.21          13.2  %
     Aircraft fuel and oil                              1.62        1.35          20.0  %
     Aircraft leases                                    1.49        1.36           9.6  %
     Maintenance                                        0.68        0.61          11.5  %
     Handling, landing and airport fees                 0.84        0.78           7.7  %
     Advertising, sales and distribution                0.67        0.72          (6.9) %
     Commissions                                        0.44        0.44           0.0  %
     Facility leases                                    0.28        0.27           3.7  %
     Insurance                                          0.16        0.20         (20.0) %
     Communications                                     0.11        0.11           0.0  %
     Depreciation and amortization                      0.20        0.10         100.0  %
     Other                                              0.54        0.49          10.2  %
                                                    -----------  ----------   ------------

                                                        8.40        7.64           9.9  %
                                                    ===========  ==========   ============


Liquidity and Capital Resources

As of March 31, 1997, the Company's cash, cash equivalents and short term investments totaled $16.6 million, as compared to $18.5 million at the beginning of the quarter, a $1.9 million decrease from December 31, 1996. During the period, cash used in operating activities was approximately $1.6 million, primarily due to the Company's $5.0 million net loss during the quarter, offset in part by $2.2 million in non-cash depreciation expense. The $9.0 million increase in air traffic liability was offset by a $9.2 million increase in accounts receivable.

Cash provided by financing activities totaled $1.8 million. Proceeds from issuance of $2.6 million of notes payable (a mortgage loan financing the Company's new maintenance hangar), were partly offset by $1.2 million of principal payments made on the Company's notes payable.

Cash provided by investing activities was $130,478, as the sale of $2.3 million of short term investments was offset by the Company's acquisition of $2.2 million of property and equipment.

The Company leases aircraft under operating leases with remaining terms ranging from less than one year, to almost 18 years. In late March 1997, the Company leased an MD-87 aircraft under a six year operating lease. In April 1997, the Company executed a letter of intent to purchase in September 1997 an MD-83 aircraft that is currently leased. The Company intends to seek financing for this purchase. Management is negotiating the renewal of other aircraft leases.

Management believes that the Company's cash position, together with cash flow generated from operations, will be sufficient to meet the Company's obligations and capital requirements for the next twelve months. Nevertheless, airline results are highly sensitive to various factors including the price of fuel and the actions of competing airlines, either of which can materially and adversely affect the Company's liquidity and cash flows. Management may seek to raise additional funds through sales of equity or debt (secured or unsecured) securities, or the sale and leaseback of assets including aircraft and spare engines.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.        Exhibits                                                         Page

          11      Statement Re: Computation of Earnings (Loss)
                  Per Share for the Three Months ended March 31, 1997
                  and March 31, 1996                                        14

B.        Reports on Form 8-K.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RENO AIR, INC.



DATE:  May 15, 1997                       By:   ______________________________
                                                J. T. Fisher
                                                as Chief Financial Officer
                                                and on behalf of Registrant