Form 10-Q
period 1997-06-30
RENO AIR INC/NV/
filed 1997-08-15
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1997

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



Yes  /X/                    No

     Number of shares of common stock, $.01 par value, of registrant outstanding at June 30, 1997: 10,503,775.

                                 RENO AIR, INC.
    ------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - June 30, 1997 and
        December 31, 1996                                                   3

        Statements of Operations -
        Three Months and Six Months Ended  June 30, 1997 and 1996           4

        Statements of Cash Flows -
        Six Months Ended June 30, 1997 and 1996                             5

        Notes to Financial Statements                                       6

Item 2. Management's Discussion and Analysis of Financial Condition and     7
                  Results of Operations

PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders      14

Item 6.           Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                                 15

                                                       RENO AIR, INC.
                                             CONDENSED BALANCE SHEETS AT
                                          JUNE 30, 1997 AND DECEMBER 31, 1996



                                                                                                  June 30,           December 31,
                                                                                                    1997                 1996
                                                                                            ------------------  -------------------
                                                                                                (unaudited)
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                          $         9,474,739      $       16,221,297
     Short-term investments                                                                       1,379,183               2,318,407
     Accounts receivable, net                                                                    34,385,459              18,834,788
     Inventories and operating supplies                                                           2,695,386               2,109,364
     Prepaid expenses and other                                                                  21,147,064              17,033,968
                                                                                          ------------------     -------------------
 Total current assets                                                                            69,081,831              56,517,824

PROPERTY AND EQUIPMENT:
     Flight equipment                                                                            69,567,315              63,974,552
     Ground property and equipment                                                                6,306,827               8,377,217
     Building                                                                                     3,552,128                       -
     Less - Accumulated depreciation                                                            (15,955,345)            (11,253,987)
                                                                                             ------------------  -------------------
                                                                                                 63,470,925              61,097,782
RESTRICTED CASH AND INVESTMENT                                                                    6,064,553               6,519,249
DEPOSITS AND OTHER                                                                               21,600,357              19,571,557
                                                                                             ------------------  -------------------
                                                                                        $       160,217,666      $       143,706,412
                                                                                             ==================  ===================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                   $        22,723,514      $        19,071,306
     Accrued liabilities                                                                         17,906,343              19,775,738
     Air traffic liability                                                                       33,087,998              21,392,594
     Current maturities of long-term debt                                                        11,062,160               5,309,758
     Current portion of deferred lease payable                                                    1,007,619               1,465,827
                                                                                             ------------------  -------------------
Total current liabilities                                                                        85,787,634              67,015,223


LONG-TERM DEBT                                                                                   48,400,415              50,698,058

NON-CURRENT LIABILITIES                                                                          17,894,311              13,862,332

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 30,000,000 shares authorized, 10,503,775 and 10,333,446
   shares issued and outstanding at June 30, 1997 and December 31, 1996, respectively               105,037                 103,334
   Additional paid - in capital                                                                  33,382,830              32,607,130
   Accumulated deficit                                                                          (25,352,561)            (20,579,665)
                                                                                            ------------------  -------------------
Total shareholders' equity                                                                        8,135,306              12,130,799
                                                                                            ------------------  -------------------
                                                                                          $     160,217,666      $       143,706,412
                                                                                            ==================  ===================

               The accompanying  notes are an integral  part of the  financial statements.




                                                            RENO AIR, INC.
                                                       STATEMENTS OF OPERATIONS
                                                       FOR THE SIX MONTHS AND
                                             THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                             (unaudited)

                                                          Six months ended                    Three months ended
                                                              June 30,                             June 30,
                                                       1997              1996                1997            1996
                                                  ----------------  ----------------     --------------  --------------

OPERATING REVENUES:
     Passenger                                  $  175,762,153   $   155,182,459   $     91,467,514    $  86,496,903
     Other                                          11,343,562         8,553,304          5,954,331        4,418,999
                                               ----------------  ---------------      --------------   --------------
 Total operating revenues                          187,105,715       163,735,763         97,421,845       90,915,902
                                              ----------------  ----------------      --------------   --------------

OPERATING EXPENSES:
     Salaries, wages and benefits                   32,185,423        25,041,827         16,862,974       13,566,229
     Aircraft fuel and oil                          34,240,572        29,374,864         16,162,531       16,593,053
     Aircraft leases                                34,115,919        28,479,879         17,512,672       15,560,498
     Maintenance                                    15,648,162        12,130,503          8,068,183        6,311,736
     Handling, landing and airport fees             19,166,872        16,292,713          9,788,778        8,922,283
     Advertising, sales and distribution            15,074,568        14,683,175          7,609,444        7,911,286
     Commissions                                     9,962,908         9,320,990          5,062,922        5,147,843
     Facility leases                                 6,590,272         5,373,468          3,500,157        2,814,055
     Insurance                                       3,222,628         3,952,842          1,389,744        2,031,174
     Communications                                  2,740,702         2,017,206          1,442,510        1,022,559
     Depreciation and amortization                   4,701,356         2,367,335          2,483,797        1,386,266
     Other                                          12,684,052        10,630,744          6,593,753        6,022,714
                                              ----------------  ----------------      --------------   --------------
Total operating expenses                           190,333,434       159,665,546         96,477,465       87,289,696
                                              ----------------  ----------------      --------------   --------------

OPERATING INCOME (LOSS)                             (3,227,719)        4,070,217            944,380        3,626,206

NON-OPERATING INCOME (EXPENSE):
     Interest expense                               (2,435,150)       (1,652,409)        (1,167,096)        (856,893)
     Interest income                                 1,025,629         1,452,386            537,668          728,679
     Other, net                                       (135,656)         (320,180)           (90,577)        (223,082)
                                              ----------------  ----------------      --------------   --------------

NET INCOME (LOSS)                               $   (4,772,896)  $     3,550,014   $        224,375    $   3,274,910
                                              ================  ================      ==============   ==============

NET INCOME (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT

            PRIMARY                            $         (0.46) $           0.33    $           0.02   $         0.30
                                              ================  ================      ==============   ==============
            FULLY DILUTED                      $         (0.46) $           0.32    $           0.02   $         0.28
                                              ================  ================      ==============   ==============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING

             PRIMARY                                10,409,315        10,855,017          10,749,046       11,063,877
                                              ================  ================       ==============   ==============
             FULLY DILUTED                          10,409,315        11,001,210          10,887,526       13,962,798
                                              ================  ================       ==============   ==============


           The  accompanying  notes  are  an  integral  part  of  the  financial statements.




                                                  RENO AIR, INC.
                                             STATEMENTS OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                             Six Months
                                                                                                Ended
                                                                                               June 30,
                                                                                     ____________________________
                                                                                          1997             1996
                                                                                     ____________________________

OPERATING ACTIVITIES:
Net Income (Loss)                                                                    $     (4,772,896)   $  3,550,014

Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization                                                             4,701,358      2,367,336
   Common stock issued or to be issued for 401(k) Plan                                         260,675        120,000
   Accounts receivable                                                                     (15,550,671)    (8,592,141)
   Inventories and operating supplies                                                         (586,022)      (889,011)
   Prepaid expenses and other                                                               (4,113,096)    (1,386,081)
   Restricted cash                                                                             454,696     (1,421,080)
   Deposits and other                                                                       (2,028,800)    (3,344,010)
   Accounts payable                                                                          3,652,208       (458,380)
   Accrued liabilities                                                                      (1,869,395)     1,507,237
   Fuel purchase agreement                                                                           -     (1,635,388)
   Air traffic liability                                                                    11,695,404     13,794,224
   Deferred lease and noncurrent liabilities                                                 3,573,772      4,776,950
                                                                                         _____________    ____________
Net cash provided by (used in) operating activities                                         (4,582,767)     8,389,670
                                                                                         _____________    ____________

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (4,257,543)   (26,330,851)
   Purchase of short-term investments                                                       (1,379,183)               -
   Sale of short-term investments                                                            2,318,407      2,944,188
                                                                                         _____________   _____________

   Net cash used in investing activities                                                    (3,318,319)   (23,386,663)

                                                                                         _____________   _____________
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                                        516,728      1,085,310
   Proceeds from notes payable                                                               3,002,668     13,520,000
   Payments on notes payable                                                                (2,364,868)      (575,920)
                                                                                        ______________   ______________
Net cash provided by financing activities                                                    1,154,528     14,029,390
                                                                                        ______________   ______________
DECREASE IN CASH AND CASH EQUIVALENTS                                                       (6,746,558)      (967,603)

CASH AND CASH EQUIVALENTS, beginning of period                                              16,221,297     34,985,808
                                                                                        ______________   ______________
CASH AND CASH EQUIVALENTS, end of period                                             $       9,474,739  $  34,018,205
                                                                                     =================   ==============

                                   The accompanying notes are an integral part of the financial statements



                                 RENO AIR, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1996.


NOTE B - INCOME (LOSS) PER COMMON SHARE

Income (loss) per share is computed by dividing the net income (loss) available for common stock by the weighted average number of shares of common stock and dilutive common stock equivalents assumed outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings (loss) per share for the three and six months ended June 30, 1997 and a two cent increase in the primary earnings per share for the three and six months ended June 30, 1996. For fully diluted earnings per share, the impact is expected to result in no change in earnings per share for the three and six months ended June 30, 1996 and no change in earnings (loss) per share for the three and six months ended June 30, 1997.

NOTE C - COMMITMENTS

The Company has signed a letter of intent to purchase an aircraft it currently leases. The Company is seeking to finance this purchase, which is scheduled to be completed in September, 1997. In June 1997, the Company purchased a spare engine with short-term financing of $2.8 million, due on September 30, 1997 (which has been included in current maturities of long-term debt at June 30, 1997.) Management intends to seek long term financing for this purchase.

In June 1997, the Company contracted to purchase 12 million gallons of fuel for delivery between August 1, 1997, and January 31, 1998, at the Company's Reno and Las Vegas hubs at an average purchase price of approximately 70 cents per gallon (including taxes and freight). This purchase represents approximately 25% of the Company's anticipated fuel requirements during the delivery period.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

General


This report contains certain forward-looking statements within the meaning of the Securities Litigation Reform Act. Actual results may differ materially. Certain of the factors that could impact future results are discussed in the Company's 1996 Annual Report on Form 10-K, under the heading "Item 1 Cautionary Statements."

The Company's results during the first six months of 1997 were significantly impacted by unusually harsh weather that affected the Company's West Coast operations during January 1997, by fuel prices that were substantially higher in the first quarter of 1997 than in the first quarter of 1996, and by a shortage of spare engines that forced the Company to temporarily ground as many as three aircraft in the second quarter.

In late April, Reno Air opened its second reservations center, in Las Vegas. This call center has more than doubled the Company's internal call handling capability, and provides important back-up in the event of service outages at the Company's Reno facility.

In the first quarter of 1997, the Company commenced scheduled service from Gulfport/Biloxi, Mississippi to St. Petersburg, and Sanford, Florida and Atlanta, Georgia, under a limited revenue guarantee agreement. The Company also commenced daily service from Reno to Detroit.

In the second quarter of 1997, the Company significantly increased its service to Las Vegas, creating a hub linking seven existing Reno Air cities in the Southwestern United States. The Company also increased its service to Detroit and its seasonal summer service to Anchorage, Alaska and reinstituted service between Reno and Ontario, California. In the third quarter of 1997, the Company is adding service between Oklahoma City and Las Vegas, with direct and connecting service to the West Coast.

The Company's summer schedule is designed to increase aircraft utilization and decrease unit costs. Average aircraft utilization has increased from 9.5 hours in April 1997 to 10 hours in July.

On April 23, Reno Air's flight attendants became represented by the International Brotherhood of Teamsters (IBT). The Company will be negotiating a contract with the IBT. Management cannot predict the timing of such negotiations, when a contract might be concluded, or the extent such a contract will contain terms different from the Company's current work and pay rules.

On July 23, the Air Line Pilots Association filed an application with the National Mediation Board to represent the Company's pilots. The Company has not been advised when ballots will be mailed or counted. If unionization of the Company's pilots occurs, the Company would be required to negotiate a contract with the union and the Company's flexibility in dealing with its pilots would be restricted, which could result in a material increase in costs. Management cannot predict the timing of such negotiations if a union were to be elected, when a contract might be entered into, or the extent such a contract would contain terms different from the Company's current work and pay rules.

Congress has adopted changes to the federal excise ticket tax, which is currently 10% of a ticket's fare. The new legislation reduces this tax to 9%, and eventually to 7.5%, but imposes an additional surcharge of $1, which eventually increases to $3, for each trip segment flown. The initial structure is effective on October 1, 1997, with the full changes being phased in through the year 2002. As an example, the tax on Reno Air's current unrestricted coach fare from Los Angeles to Seattle (a two-segment trip) will increase by approximately $0.50 on October 1 and by $2.25 when the new structure is fully effective. Management cannot predict the extent the new taxes will be passed on to passengers, because fares continue to be volatile in response to industry conditions and competitors fare actions.


                                                Selected Operating Statistics


                                                  Quarter             Quarter                       Quarter
                                                   Ended               Ended         Percent          Ended            Percent
                                                June 30,1997       June 30, 1996    Change (1)    March 31, 1997      Change (2)
                                                _____________      ______________    __________   _______________     ___________

Revenue passengers (3)                             1,404,943           1,298,135        8.2%          1,272,875           10.4%
Revenue Passenger Miles (RPMsx1000) (4)              802,508             769,876        4.2%            722,618           11.1%
Available Seat Miles (ASMsx1000) (5)               1,161,784           1,169,078       -0.6%          1,116,811            4.0%
Passenger load factor (percent) (6)                    69.08               65.85        4.9%              64.70            6.8%
Breakeven load factor (percent) (7)                    68.91               63.36        8.8%              68.54            0.5%
Revenue per passenger mile (cents) (8)                 11.40               11.24        1.4%              11.67           -2.3%
Passenger revenues per ASM (cents)                      7.87                7.40        6.4%               7.55            4.2%
Operating expense per ASM (cents)                       8.34                7.47       11.6%               8.40           -0.7%
Aircraft in service at end of period                      30                  28        7.1%                 30            0.0%
Average aircraft length of haul (miles)                  513                 537       -4.5%                528           -2.8%
Average passenger length of haul (miles)                 571                 593       -3.7%                568            0.5%
Average cost of fuel (cents per gallon) (9)    $        0.71        $       0.74       -4.1%     $         0.86          -17.4%

_________________________________________
(1) Percentage change from quarter ended June 30, 1996 to quarter ended June 30, 1997.
(2) Percent change from quarter ended from March 31, 1997 to quarter ended June 30, 1997.
(3) The number of trip segments flown by paying passengers.
(4) The number of miles flown by paying passengers.
(5) The number of seats for paying passengers multiplied by the number of miles such seats are flown.
(6) RPMs divided by ASMs.
(7) The passenger load factor that would have resulted in the Company having broken even on a net income basis during the period, assuming yield and operating costs remained constant.
(8) The operating revenue realized from passengers, divided by RPMs.
(9) Jet fuel prices excluding into-plane service charges.



                                                Six Months            Six Months
                                                  Ended                 Ended        Percent
                                                June 30, 1997        June 30, 1996   Change (1)
                                              ________________      _______________  __________

Revenue Passengers (3)                             2,677,818            2,396,788       11.7%
Revenue Passenger miles (RPMx1000) (4)             1,525,126            1,415,080        7.8%
Available Seat Miles (ASMx1000) (5)                2,278,595            2,116,423        7.7%
Passenger load factor (percent) (6)                     66.93                66.86       0.1%
Breakeven load factor (percent) (7)                     68.75                65.28       5.3%
Revenue per passenger mile (cents) (8)                  11.52                10.97       5.0%
Passenger revenues per ASM (cents)                       7.71                 7.33       5.2%
Operating expenses per ASM (cents)                       8.35                 7.54      10.7%
Aircraft in service at end of period                       30                   28       7.1%
Average aircraft length of haul (miles)                   515                  543      -5.2%
Average passenger length of haul (miles)                  570                  590      -3.4%
Average cost of fuel (cents per gallon) (9)     $        0.82       $         0.72      13.9%


__________________________________________
(1) Percent change from six months ended June 30, 1996 to six months ended June 30, 1997.
(3) thru (9) See above


Results of Operations

The Company realized net income of $224,375 for the quarter ended June 30, 1997, as compared to net income of $3,274,910 for the quarter ended June 30, 1996. For the six months ended June 30, 1997, the Company realized a net loss of $4,772,896, as compared to net income of $3,550,014 realized in the first six months of 1996.

The significant decline in financial results is due to an historic flood in Reno, Nevada, which affected first quarter results, and an engine shortage attributable to industry-wide conditions which affected the Company's second quarter results. Management believes the significant decline in year-over-year results is attributable to these two factors. The Company's revenue per available seat mile increased 5.2% in the first six months of 1997 as compared to the year-earlier period.

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

In the second quarter, the Company grounded up to three aircraft at one time (losing a total of 143 days of aircraft utilization) as a result of a shortage of spare engines. The shortage was attributable to delays in engine overhauls caused by an industry-wide shortage of spare parts, the sudden recall of two spare engines leased from another airline, a higher than average frequency of unscheduled engine changes, and an industry-wide limited availability of JT8D-219 spare engines for lease. In addition to an increase in maintenance expenditures, these factors led to a decrease in fleet utilization and an increase in overall unit costs.


Operating Revenues

The Company's operating revenues increased by 14.3% in the first six months of 1997, as compared to the same period in 1996, on a 7.7% increase in operations, as measured by available seat miles.

The Company's year-over-year growth is attributable to growth in the first quarter of 1997 as compared to the first quarter of 1996. The Company significantly expanded operations in April 1996. The Company's capacity (as measured by available seat miles declined in the second quarter of 1997 as compared to the second quarter of 1996, as the Company's 1997 summer expansion occurred later (in May) and was comparatively slight, and operations were impacted by the engine shortages.

Passenger revenue per available seat mile increased from 7.3(cent) to 7.7(cent) from the first six months of 1996 to the first six months of 1997, due to a 5.0% increase in passenger yield, year over year. The Company's load factor remained flat at 66.9% in each six month period.

The increase in passenger yield was attributable in part to a higher fare environment on the West Coast and expiration of the federal excise tax on December 31, 1996. This tax was reinstated effective March 10, 1997. While the Company was not able to raise its fares by 10% on March 10 to recoup the full amount of the tax, it had matched its competitors' price increases earlier in the quarter, with the result that the Company's average ticket prices for the first quarter of 1997 were more than 10% higher than in the first quarter of 1997. Yields declined slightly from the first quarter of 1997 to the second quarter of 1997, due to the reimposition of the excise tax, but continued to be slightly higher compared to the second quarter of 1996.


Operating Expenses

While the Company's scope of operations (as measured by available seat miles) increased 7.7% from the first six months of 1996 to the first six months of 1997, the Company's operating expenses increased 19.2%. Most items of expense, including fuel, maintenance, salaries, aircraft leases and depreciation increased on a percentage basis more than the increase in scope of operations. Salaries, aircraft leases and depreciation increased in substantial part because the Company incurred up-front expenses related to future growth, including opening a second reservations center in Las Vegas; training flight crews for the Company's expanded summer schedule; and preparing to switch reservations database systems from EDS to SABRE in the fourth quarter of 1997. Depreciation and amortization expense almost doubled between the six-month periods primarily as a result of the Company's purchase of a second aircraft in July 1996 and construction of a hanger in Reno, Nevada, which was completed in late 1996.

Primarily as a result of the unusually high number of flight cancellations attributable to the flood and the engine shortage, a 5.2% decrease in average stage length, and fuel prices that remained high during the first quarter of 1997, the Company's cost per available seat mile increased from 7.5(cent) in the first six months of 1996 to 8.4(cent) in the first six months of 1997. This cost increase more than offset higher revenue per ASM experienced during the period, resulting in the carrier's breakeven load factor increasing from 65.3% to 68.7%, period to period.

Fuel expenses increased 16.6% from the first six months of 1996 to the first six months of 1997 due to increased fuel prices in the first quarter of 1997. During the first six months, fuel prices (including tax) declined from an average of 93(cent) per gallon in January to 69(cent) in June. Reno Air purchases approximately eight million gallons of fuel per month; the difference between January and June average fuel prices represents a decrease of approximately $1.9 million in the Company's monthly fuel expense.

In June 1997, the Company contracted to purchase 12 million gallons of fuel for delivery between August 1, 1997, and January 31, 1998, at the Company's Reno and Las Vegas hubs at an average purchase price of approximately 70 cents per gallon (including taxes and freight). This purchase represents approximately 25% of the Company's anticipated fuel requirements during the delivery period. The Company may enter into similar agreements, or utilize fuel price hedges, in the future.

The Company's maintenance expense increased during the six-month period as compared to the 1996 period as a result of increased overhaul costs attributable in part to aging of the Company's fleet (which increases the cost of annual airframe maintenance checks) and a rate of unscheduled engine removals higher than the Company's historical average.

Insurance costs declined on an absolute basis year-over-year due to the Company's obtaining lower insurance rates. Commissions expense increased, on a percentage basis, less than the increases in operations and revenues due to a larger percentage of the Company's sales being handled internally.

The following chart lists the components of the Company's per unit costs:


                               Operating Expenses
                         Per Available Seat Mile (cents)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               ____________________

                                                                              1997                1996
                                                                              ____                ____

Salaries, wages and benefits                                                  1.41                1.18
Aircraft fuel and oil                                                         1.50                1.39
Aircraft Leases                                                               1.50                1.35
Maintenance                                                                   0.69                0.57
Handling, landing and airport fees                                            0.84                0.77
Advertising, sales and distribution                                           0.66                0.69
Commissions                                                                   0.44                0.44
Facility leases                                                               0.29                0.25
Insurance                                                                     0.14                0.19
Communications                                                                0.12                0.10
Depreciation and amortization                                                 0.21                0.11
Other                                                                         0.55                0.50
                                                                             _____                ____

Total                                                                         8.35                7.54
                                                                             =====               =====


Liquidity and Capital Resources

As of June 30, 1997, the Company's cash, cash equivalents and short term investments totaled $10.9 million, as compared to $18.5 million at the beginning of the year. Cash declined in part due to an increase in prepaid expenses, including for fuel purchased under forward contracts. During the six month period, cash used in operating activities was approximately $4.6 million. The Company's $4.8 million net loss during the period was offset by $4.7 million in non-cash depreciation expense. A $15.5 million increase in accounts receivable was only partly offset by an $11.7 million increase in air traffic liability.

The Company has a $10 million line of credit with U. S. Bank of Nevada. Drawdowns under the line of credit are secured by a first priority lien on the Company's unencumbered spare parts and certain other assets. The Company is required to maintain a ratio of collateral value to loan balance of not less than two to one. As of June 30, 1997, no borrowings were outstanding under the line of credit.

Cash provided by financing activities during the six-month period totaled $1.2 million, as proceeds from issuance of $3.0 million of notes payable (primarily a mortgage loan financing the Company's new maintenance hanger), were partly offset by $2.4 million of principal payments made on the Company's notes payable. Exercise of Company stock options provided $517,000.

Cash used in investing activities during the six-month period was $3.3 million, as the sale (net) of $900,000 of short term investments was offset by the Company's acquisition of $4.3 million of property and equipment.

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

The Company leased one additional spare engine in March 1997, and three additional spare engines in May and June 1997, for terms ranging from six months to three years. Also, in June 1997, the Company purchased an additional spare engine with short term financing of $2.8 million, due on September 30, 1997. Management expects to refinance this purchase, but has not yet sought commitments to do so.

Management believes that the Company's cash position, together with cash flow generated from operations and additional liquidity that management believes can be accessed through the capital markets, will be sufficient to meet the Company's obligations and capital requirements for the next twelve months. Nevertheless, airline results are highly sensitive to various factors including the price of fuel and the actions of competing airlines, either of which can materially and adversely affect the Company's liquidity and cash flows. Management may seek to raise additional funds through sales of equity or debt securities, or the sale and leaseback of assets including aircraft and spare engines.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 22, 1997, the stockholders approved management's proposal to amend and restate the Reno Air 1992 Stock Option Plan, renaming the plan the Employee Stock Incentive Plan, increasing to 4,600,000 the total number of shares reserved for issuance under the plan (less prior issuances) and making other changes. The stockholders voted their shares as follows: 4,113,428 shares in favor; 926,928 shares against or abstained; and 4,249,843 broker non-votes.

At the same meeting, the stockholders approved management's proposal to approve the Reno Air Director Stock Option Plan, pursuant to which 300,000 shares are reserved for issuance, pursuant to a specified formula, to members of the Company's Board of Directors. The stockholders voted their shares as follows:
4,157,598 shares in favor; 1,088,609 shares against or abstained; and 4,044,181 broker non-votes.

Each of the Company's nominees for director received the affirmative vote of shareholders holding not less than 8.8 million shares.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits                                                                Page

   11  Statement Re: Computation of Earnings (Loss) Per Share for the
       Three and Six Months ended June 30, 1997 and June 30, 1996           16

B. Reports on Form 8-K.

   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RENO AIR, INC.



DATE:  August 14, 1997                     By: /s/ B.J. RONE
                                              __________________________
                                               B. J. Rone
                                               as Chief Financial Officer
                                               and on behalf of Registrant