Form 10-Q/A
period 1997-06-30
RENO AIR INC/NV/
filed 1997-08-18
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

                          PART II.  OTHER INFORMATION

This amendment is filed solely to correct Exhibit 27.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits                                                               Page

       27   Financisl Data Schedule                                           5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RENO AIR, INC.



DATE:  August 15, 1997                     By: /s/ B.J. RONE
                                              __________________________
                                               B. J. Rone
                                               as Chief Financial Officer
                                               and on behalf of Registrant