Form 10-Q
period 1997-09-30
RENO AIR INC/NV/
filed 1997-11-14
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1997

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

Yes   X                                 No

Number of shares of common stock, $.01 par value, of registrant outstanding at September 30, 1997: 10,542,075.

                                 RENO AIR, INC.
    ------------------------------------------------------------------------

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - September 30, 1997 and
                  December 31, 1996                                         4

                  Income Statements -
                  Three Months and Nine Months Ended
                         September 30, 1997 and 1996                        5

                  Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and 1996             6

                  Notes to Financial Statements                             7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Opeartions                       8

PART II.  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                15

Item 6.           Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                 16



                                                  RENO AIR, INC.
                                           CONDENSED BALANCE SHEETS AT
                                     SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                 September 30,         December 31,
                                                                                     1997                  1996
                                                                               --------------      ------------------
                                                                                  (unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $ 5,905,082        $ 16,221,297
     Short-term investments                                                          1,501,607           2,318,407
     Accounts receivable, net                                                       30,099,707          18,834,788
     Inventories and operating supplies                                              3,339,088           2,109,364
     Prepaid expenses and other                                                     24,514,434          17,033,968
                                                                                    ----------          ----------
         Total current assets                                                       65,359,918          56,517,824
                                                                                    ----------          ----------
PROPERTY AND EQUIPMENT:
     Flight equipment                                                               87,026,949          63,974,552
     Ground property and equipment                                                  11,031,435           8,377,217
                                                                                    ----------           ---------
                                                                                    98,058,384          72,351,769
     Less - Accumulated depreciation                                               (18,400,374)        (11,253,987)
                                                                                    ----------          ----------
     Property and equipment, net                                                    79,658,010          61,097,782
                                                                                    ----------          ----------
RESTRICTED CASH AND INVESTMENTS                                                      5,025,915           6,519,249
DEPOSITS AND OTHER NONCURRENT ASSETS                                                22,997,234          19,571,557
                                                                                    ----------          ----------
                                                                                  $173,041,077        $143,706,412
                                                                                  ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             $ 20,757,962        $ 19,071,306
     Accrued liabilities                                                            20,348,152          19,775,738
     Air traffic liability                                                          31,477,093          21,392,594
     Current maturities of long-term debt and capital leases                        11,619,911           5,309,758
     Current portion of deferred lease payable                                       1,090,215           1,465,827
                                                                                     ---------           ---------
        Total current liabilities                                                   85,293,333          67,015,223
                                                                                    ----------          ----------
LONG-TERM DEBT AND CAPITAL LEASES                                                   61,043,858          50,698,058
OTHER NONCURRENT LIABILITIES                                                        13,617,227          13,862,332
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Common stock, $.01 par value:  30,000,000 shares authorized;
        10,542,075 and 10,333,446 shares issued and outstanding
        at September 30, 1997 and December 31, 1996, respectively                      105,421             103,334
     Additional paid-in capital                                                     33,536,690          32,607,130
     Accumulated deficit                                                           (20,555,452)        (20,579,665)
                                                                                   -----------         -----------
Total shareholders' equity                                                          13,086,659          12,130,799
                                                                                    ----------          ----------
                                                                                  $173,041,077        $143,706,412
                                                                                  ============        ============


                     The accompanying notes are an integral part of the financial statements.







INCOME STATEMENTS
                                                       RENO AIR, INC.
                                                     INCOME STATEMENTS
                                                  FOR THE NINE MONTHS AND
                                       THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                        (Unaudited)

                                                     Nine months ended                          Three months ended
                                                       September 30,                               September 30,
                                          ----------------------------------------- -----------------------------------------
                                                    1997                  1996                  1997                  1996
                                          -------------------- -------------------- -------------------- --------------------

OPERATING REVENUES:
     Passenger                                $   275,344,871     $    251,856,374    $      99,582,718    $      96,673,915
     Other                                         16,942,393           12,600,027            5,598,831            4,046,723
                                              ---------------     ----------------    -----------------    -----------------
         Total operating revenues                 292,287,264          264,456,401          105,181,549          100,720,638
                                              ----------------    ----------------    -----------------    -----------------

OPERATING EXPENSES:
     Salaries, wages and benefits                  50,128,276           40,586,441           17,942,853           15,544,614
     Aircraft fuel and oil                         51,785,986           48,269,372           17,545,414           18,894,508
     Aircraft leases                               52,138,897           44,713,350           18,022,978           16,233,471
     Maintenance                                   24,798,650           19,705,815            9,150,488            7,575,312
     Handling, landing and airport fees            29,472,775           25,633,437           10,305,903            9,340,724
     Advertising, sales and distribution           21,974,378           23,346,141            6,899,810            8,662,966
     Commissions                                   15,581,959           14,881,212            5,619,051            5,560,222
     Facility leases                               10,254,710            8,320,222            3,664,438            2,946,754
     Insurance                                      4,719,137            5,858,525            1,496,509            1,905,683
     Communications                                 4,098,812            3,245,184            1,358,110            1,227,978
     Depreciation and amortization                  7,311,840            3,976,289            2,610,483            1,608,953
     Other                                         18,848,116           17,571,256            6,164,064            6,940,512
                                              ---------------      ---------------    -----------------    -----------------
        Total operating expenses                  291,113,536          256,107,244          100,780,101           96,441,697
                                              ---------------      ---------------    -----------------    -----------------
OPERATING INCOME                                    1,173,728            8,349,157            4,401,448            4,278,941
                                              ---------------      ---------------    -----------------    -----------------

NONOPERATING INCOME (EXPENSE):
     Interest expense                             (3,806,918)          (2,842,636)          (1,371,769)          (1,190,227)
     Interest income                                1,556,831            2,227,819              531,202              775,433
     Gains on sales of fixed assets, net            1,279,272              944,875            1,279,272              944,875
     Other, net                                     (178,700)             (44,597)             (43,044)              138,265
                                              ---------------      ---------------    -----------------    -----------------
        Total nonoperating income (expense)       (1,149,515)              285,461              395,661              668,346
                                              ---------------      ---------------    -----------------    -----------------
NET INCOME BEFORE INCOME TAXES                        24,213            8,634,618             4,797,109            4,947,287
INCOME TAX PROVISION                                       -              336,776                    -               199,455
                                              --------------       ---------------    -----------------    -----------------
NET INCOME                                    $       24,213       $    8,297,842     $       4,797,109    $       4,747,832
                                              ==============       ===============    =================    =================
NET INCOME PER COMMON SHARE AND COMMON
     SHARE EQUIVALENT
     PRIMARY                                  $            -       $         0.76     $            0.44    $            0.43
                                              ==============       ==============     =================    =================
     FULLY DILUTED                            $            -       $         0.74     $            0.40    $            0.39
                                              ==============       ==============     =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 AND COMMON SHARE EQUIVALENTS OUTSTANDING
     PRIMARY                                      10,695,869           10,896,249            10,850,435           10,993,441
                                              ===============      ==============        ===============    ================
     FULLY DILUTED                                10,695,869           13,893,574            13,725,435           13,874,921
                                              ===============       ===============      ================   ================


                          The accompanying notes are an integral part of the financial statements.








                                                   RENO AIR, INC.
                                              STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                    ---------------------------------------

                                                                                                1997               1996
                                                                                    -------------------  ----------------

 OPERATING ACTIVITIES:

 Net Income                                                                            $       24,213      $    8,297,842
 Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                                       7,311,840           4,349,594
         Common stock issued or to be issued for 401(k) Plan                                   315,300             120,000
         Gains on sales of fixed assets, net                                               (1,279,272)           (944,875)
         Amortization of deferred lease credits                                              (131,579)           (118,079)
         Amortization of debt issuance costs                                                   177,482             177,504
 Changes in operating assets and liabilities:
         Increase in accounts receivable                                                  (11,264,919)        (10,942,463)
         Increase in inventories and operating supplies                                    (1,229,724)           (532,190)
         Increase in prepaid expenses and other current assets                             (7,480,466)         (2,741,474)
         Decrease (increase) in restricted cash                                              1,493,334         (5,425,799)
         Increase in deposits and other noncurrent assets                                  (3,603,159)         (4,589,852)
         Increase in accounts payable                                                        1,686,656           3,188,465
         Increase in accrued liabilities                                                       572,414           8,626,255
         Decrease in fuel purchase agreement                                                         -         (1,841,226)
         Increase in air traffic liability                                                  10,084,499          10,749,686
         (Decrease) increase in deferred leases and other noncurrent liabilities              (489,138)          4,559,256
                                                                                           -----------         -----------
             Net cash (used in) provided by operating activities                            (3,812,519)         12,932,644
                                                                                           -----------          ----------

 INVESTING ACTIVITIES:
     Proceeds from sales of short-term investments                                           2,318,407           2,944,188
     Proceeds from sales of fixed assets                                                     2,750,000           2,500,000
     Purchases of property and equipment                                                   (24,525,837)        (39,970,633)
     Purchases of short-term investments                                                    (1,501,607)         (1,973,793)
                                                                                          ------------        ------------
             Net cash used in investing activities                                         (20,959,037)        (36,500,238)
                                                                                          ------------         -----------
  FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants                                      616,347           1,189,376
     Proceeds from issuance of notes payable                                                18,916,798          15,183,000
     Repayments of long-term debt and capital leases                                        (5,077,804)         (1,178,292)
                                                                                           ----------          ----------
             Net cash provided by financing activities                                      14,455,341          15,194,084
                                                                                           ----------          ----------
 DECREASE IN CASH AND CASH EQUIVALENTS                                                     (10,316,215)         (8,373,510)
 CASH AND CASH EQUIVALENTS at beginning of period                                           16,221,297          34,985,808
                                                                                           -----------          ----------
 CASH AND CASH EQUIVALENTS at end of period                                            $     5,905,082       $  26,612,298
                                                                                       ===============       =============


    The accompanying notes are an integral part of the financial statements.








                                 RENO AIR, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that will be realized for the full year. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the prior periods' financial statements to conform those statements to the current periods' presentation.

NOTE B - INCOME PER COMMON SHARE

Income per share is computed by dividing the net income available for common stock by the weighted average number of shares of common stock and dilutive common stock equivalents assumed outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in a two cent increase and no change, respectively, in primary earnings per share for the three and nine months ended September 30, 1997, and three cent and five cent increases, respectively, in the primary earnings per share for the three and nine months ended September 30, 1996. For fully diluted earnings per share, the impact is expected to result in a one cent decrease and no change, respectively, in earnings per share for the three and nine months ended September 30, 1997, and one cent and two cent decreases, respectively, in earnings per share for the three and nine months ended September 30, 1996.

NOTE C - COMMITMENTS

     In September 1997, Reno Air purchased one of its leased MD-83 aircraft for $17.5 million in exchange for debt, cash and certain credits from the lessor of that aircraft. The debt is comprised of a $15.5 million secured note payable that matures in September 2002. Interest on the note is at 30-day LIBOR plus
2.80 percent.

     In September 1997, the Company sold one spare aircraft engine for $2.75 million in cash, and recognized a gain on this sale of approximately $1.3 million, which is included in nonoperating income.

     In October 1997, Reno Air entered into a letter agreement to lease two MD-90 aircraft. The lease terms are 18 years each and are expected to commence in January 1998.

NOTE D - SHAREHOLDERS' EQUITY

     In October 1997, the Company issued 1,400,000 shares of Series A Cumulative Convertible Exchangeable Preferred Stock, par value $0.001 per share, for $33.6 million, net of issuance discounts of $1.4 million (the "Preferred Stock"). The issuance excludes 200,000 shares of the Preferred Stock which may be sold pursuant to an over-allotment option which expires in November 1997. The Preferred Stock has a liquidation preference value of $25.00 per share and accrues dividends payable quarterly in arrears beginning December 15, 1997 at the rate of 9% per annum of such liquidation preference value. The Preferred Stock may be converted into shares of the Company's common stock at any time at the option of the holders thereof at a conversion price of $8.625 per share of common stock, subject to adjustment upon the occurrence of certain events. The Company may redeem the Preferred Stock, in whole or in part, on or after December 20, 2000 at prescribed redemption prices. The Preferred Stock is also exchangeable at the Company's option beginning on December 15, 1999, for the Company's 9% Convertible Subordinated Debentures, due December 15, 2004.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Overview

     The  Company  recognized  record  profits  in the  third  quarter  of 1997;
however, results for the nine months ended September 30, 1997, continued to reflect the net losses realized in the first half of the year. The Company's results in the first quarter of 1997 were significantly impacted by unusually harsh weather and by fuel prices that were substantially higher than in the first quarter of 1996. The Company's results in the second quarter of 1997 were significantly impacted by a shortage of engines that forced the Company to temporarily ground as many as three aircraft at one time. Results in the third quarter were impacted by the cost of leasing additional spare engines on a short-term basis. The engine shortage was resolved in the third quarter as engines were returned from overhaul, which allowed the Company to sell a spare engine in September 1997.

         In the first quarter of 1997, the Company commenced scheduled service from Gulfport/Biloxi, Mississippi to St. Petersburg, and Sanford, Florida and Atlanta, Georgia, under a limited revenue guarantee agreement. The Company also commenced daily service from Reno to Detroit. In the second quarter of 1997, the Company significantly increased its service to Las Vegas, creating a hub linking seven existing Reno Air cities in the Southwestern United States. The Company also increased its service to Detroit and its seasonal summer service to
Anchorage,   Alaska,  and   re-instituted   service  between  Reno and  Ontario,
California. In the third quarter of 1997, the Company added service between Oklahoma City and Las Vegas, with direct and connecting service to the West Coast.

     In 1996, the Company increased its usage of Teletech, Inc. ("Teletech") to supplement the Company's internal reservations capacity, thus boosting its direct sales. This significantly increased the Company's call handling capability. In April 1997, the Company opened its second reservations call center to replace Teletech. This call center, located in Las Vegas, has the capacity to more than double the Company's internal call handling capability, and provides important backup in event of service outages at the Company's Reno facility. Although the replacement of Teletech with the increased internal reservations capability of the Las Vegas facility is expected to reduce costs, the Company incurred increased personnel training and reservations costs in the second quarter of 1997 as a result of the transition.

     The Company has contracted with SABRE to provide the Company's host reservation database system for a seven-year term. The Company implemented the SABRE system on November 4, 1997. The transfer has created one-time implementation costs and temporary disruption in the Company's reservation and yield management operations, which will negatively impact the Company's results in the fourth quarter. Management expects to obtain substantial cost savings and efficiencies as the SABRE system become fully operational.

     On April 23, 1997, the Company's flight attendants became represented by the International Brotherhood of Teamsters ("IBT") and, on September 22, 1997, the Company's pilots became represented by the Air Line Pilots Associations ("ALPA"). The Company is negotiating a contract with the IBT and anticipates commencing contract talks with ALPA in January 1998. Management cannot predict when any contracts might be entered into, or the extent to which such contracts will contain terms different from the Company's current work and pay rules. Unionization of the Company's employees restricts the Company's flexibility in dealing with such employees, which could result in a material increase in its labor costs. The Company's other employees are not represented by a union.

     Congress has adopted changes to the federal transportation excise tax, which had been 10% of a ticket's fare. The new legislation reduced this tax to 9%, and will eventually reduce this tax to 7.5%; but it also imposes an additional surcharge of $1, which eventually increases to $3, for each trip segment flown. This initial structure became effective on October 1, 1997, with the full changes being phased in through the year 2002. The legislation increases the taxes on lower fare tickets. Management cannot predict the extent the new taxes will be passed on to passengers, because fares continue to be volatile in response to industry conditions and competitors' fare actions. Many airlines, including the Company, are absorbing some of the per segment charges; for instance, when a passenger's itinerary includes two or more segments but could also have been flown with fewer segments.

     On October 7, 1997, the Company reduced the commission it pays on most travel agency sales from 10% to 8% in order to remain competitive with the major airlines.

     In July 1997, the Company introduced its own frequent flyer program, QQuickmiles(TM). The Company is accruing for frequent flyer reward expense based on the incremental cost of awards that may be redeemed. Since this program was implemented during the third quarter, the amount of reward expense recognized has been minimal.

     The Company's fuel prices (including taxes but excluding into-plane fees) generally decreased from a high of 93 cents per gallon in January 1997 to a low of 67 cents in July, and have since climbed to 71 cents in September and 74 cents in October 1997.

     The Boeing Company has acquired the McDonnell Douglas Company, which manufactured the Company's MD-80 and MD-90 series aircraft. The Boeing Company has announced its intention to discontinue production of these aircraft in mid-1999; however, The Boeing Company announced that it will continue to provide spare parts and engineering support for these aircraft. Although management does not expect the Company to suffer any material adverse impact from these events in the foreseeable future, there can be no assurance that the Company will not suffer financially or operationally on account of these events.

         The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to revenues, and low profit margins. A slight change in fare levels or load factors can have a substantial impact on the Company's revenues. Generally, approximately one-half of the Company's tickets are sold within the two weeks preceding the date of travel. Accordingly, any changes in the Company's competitive environment (for instance, changes in fares or service offered by its competitors) can have an immediate and significant financial impact on the Company. In addition, the Company's business is highly sensitive to general economic conditions. Any reduction in airline passenger traffic (whether general or specific to the Company) may materially and adversely affect the Company's financial position.

     The Company has implemented a year 2000 compliance program designed to ensure that the Company's computer systems and applications will properly manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its year 2000 date conversion program to be completed on a timely basis. However there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described under Item
1. "Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed results.





Selected Operating Statistics


                                                      Quarter            Quarter                            Quarter
                                                       Ended              Ended            Percent           Ended         Percent
                                                  Sept. 30, 1997      Sept. 30, 1996      Change (1)    June 30, 1997    Change (2)
                                                 ------------------------------------------------------------------------ ---------

Revenue passengers (4)                              1,518,293            1,390,089          9.2            1,404,943          8.1
 Revenue Passenger Miles (RPMs)(000s)(5)              876,278              848,278          3.3              802,508          9.2
 Available Seat Miles (ASMs)(000s)(6)               1,253,986            1,239,825          1.1            1,161,784          7.9
 Passenger load factor (percent)(7)                     69.88                68.42          2.1                69.08          1.2
 Breakeven load factor (percent)(8)                     66.51                65.06          2.2                68.91         (3.5)
 Passenger revenue per RPM (cents)                      11.36                11.40         (0.4)               11.40         (0.4)
 Passenger revenues per ASM (cents                       7.94                 7.80          1.8                 7.87          0.9
 Operating expenses per ASM (cents)                      8.04                 7.78          3.3                 8.34         (3.6)
 Aircraft in service at end of period                      30                   29          3.4                   30          0.0
 Average aircraft length of haul (miles)                  511                  536         (4.7)                 513         (0.4)
 Average passenger length of haul (miles)                 577                  610         (5.4)                 571          1.1
 Average cost of fuel per gallon (9)           $         0.69        $        0.79        (12.7)      $         0.71         (2.8)

                                                    Nine Months        Nine Months
                                                       Ended              Ended           Percent
                                                  Sept. 30, 1997     Sept. 30, 1996       Change
                                                                                            (3)
                                                 ----------------- --------------------  -----------

 Revenue passengers (4)                             4,196,111            3,786,877         10.8
 Revenue Passenger Miles (RPMs)(000s)(5)            2,401,404            2,263,359          6.1
 Available Seat Miles (ASMs)(000s)(6)               3,532,581            3,356,248          5.3
 Passenger load factor (percent)(7)                     67.98                67.44          0.8
 Breakeven load factor (percent)(8)                     67.97                65.22          4.2
 Passenger revenue per RPM (cents)                      11.47                11.13          3.1
 Passenger revenues per ASM (cents)                      7.79                 7.50          3.9
 Operating expenses per ASM (cents)                      8.24                 7.63          8.0
 Aircraft in service at end of period                      30                   29          3.4
 Average aircraft length of haul (miles)                  514                  541         (5.0)
 Average passenger length of haul (miles)                 572                  598         (4.3)
 Average cost of fuel per gallon (9)           $         0.75       $         0.74          1.4


 (1) Percent change from the quarter ended September 30, 1996 to the quarter ended September 30, 1997.
 (2) Percent change from the quarter ended June 30, 1997 to the quarter ended September 30, 1997.
 (3) Percent change from the nine months ended September 30, 1996 to the nine months ended September 30, 1997.
 (4) The number of trip segments flown by paying passengers.
 (5) The number of seat miles flown by paying passengers.
 (6) The number of seat miles available for paying passengers.
 (7) RPMs divided by ASMs.
 (8) The passenger load factor that would have resulted in the Company breaking even on a net income basis during the period assuming yield, other operating revenues and total expenses remained constant.
 (9) Jet fuel prices for the respective period, excluding into-plane service charges.




Results of Operations - Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996 and Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     General. The Company's operations (as measured by available seat miles) increased by 5.3% in the first nine months of 1997 as compared to the first nine months of 1996. Operating income grew slightly in the third quarter of 1997 as compared to the third quarter of 1996. The Company's operating income for the nine-months ended September 30, 1997, was significantly reduced year over year, as a result of the Company's financial performance in the first two quarters of 1997.

     In the first quarter, an historic January flood shut down the Reno, Nevada airport and the Company's only reservations facility at that time for a two day period. The closing of the airport and a substantial portion of the Company's operation occurred during a period of record passenger travel demand during the New Year's holiday. This caused a substantial reduction in available seat miles below plan, reducing revenues and increasing costs per seat mile. The Company also experienced decreased load factors during the quarter due to travelers avoiding travel to or over Reno as a result of the negative publicity about the flood.

     In the second quarter, the Company grounded up to three aircraft at one time (losing a total of 143 days of aircraft utilization) as a result of a shortage of engines. The shortage was attributable to delays in engine overhauls caused by an industry-wide shortage of spare parts, the sudden recall of two spare engines leased from another airline, a higher than average frequency of unscheduled engine changes, and an industry-wide limited availability of JT8D-219 spare engines for lease. In addition to an increase in maintenance expenditures, these factors led to a decrease in fleet utilization and an increase in overall unit costs.

         The Company's average aircraft utilization has increased from approximately 9.4 hours per day in the first quarter of 1997 to 9.5 hours in the second quarter and to 10.0 hours in the third quarter, each such period reflecting slightly lower utilization than in the comparable periods of 1996.

     Results in the third quarter, although an improvement compared to the third quarter of 1996, were adversely impacted by increased costs of leasing additional engines on a short term basis to improve the Company's operational reliability and a general cost increase resulting from infrastructure development intended to improve the Company's long-term profitability.

     Net Income. For the nine months ended September 30, 1997, the Company realized net income of $24,213, as compared to net income of $8.3 million realized in the first nine months of 1996. The significant decline in financial results was due primarily to unusually harsh weather conditions, the historic flood in Reno, the engine shortage, increased costs of fuel in the first and second quarters of 1997, and other operating cost increases. The Company realized net income of $4.8 million in the third quarter of 1997, including a gain of $1.3 million on the sale of a spare engine, which is classified as nonoperating income. For the three months ended September 30, 1996, the Company realized net income of $4.7 million including a gain of $945,000 on the sale of a spare engine.

     Revenue. The Company's operating revenues increased by 10.5% in the first nine months of 1997, as compared to the same period of 1996, on a 5.3% increase in operations, as measured by available seat miles. The Company's year-over-year growth is primarily attributable to growth in the first quarter of 1997 as compared to the first quarter of 1996, which resulted from the Company's significant expansion of operations beginning April 1996. The Company's operations (as measured by available seat miles) declined slightly in the second quarter of 1997 as compared to the second quarter of 1996, primarily because the Company's 1997 summer expansion occurred in May (as compared to early April in 1996), and a significant number of flights were cancelled on account of the engine shortage. The Company's operations in the third quarter expanded by 1.1% from 1996 to 1997.

     Passenger revenue per available seat mile increased 3.9% from 7.50 cents to
7.79 cents from the first nine months of 1996 to the first nine months of 1997, primarily due to a 3.1% increase in passenger yield, year over year, and a 0.8 percent increase in load factor. Passenger revenue per available seat mile increased 1.8% in the third quarter of 1997 as compared to the third quarter of 1996 primarly due to a 2.1 percent increase in load factor, offset by a slight decline in yields.

     The increase in passenger yield from 11.1 cents for the first nine months of 1996 to 11.5 cents for the first nine months of 1997 was attributable to a higher fare environment on the West Coast, despite reimposition of the 10% federal transportation excise tax on March 10, 1997. The tax was not in effect for seven and a half months in 1996 and for two and a half months in 1997. Yields declined slightly from the first quarter of 1997 to the second quarter of 1997, due to the reimposition of the 10% excise tax. Yields in the third quarter of 1997 declined slightly as compared to the second quarter of 1997 and also as compared to the third quarter of 1996. As discussed above, the excise tax structure changed on October 1, 1997. Management does not expect this change to materially impact the Company's results in the fourth quarter of 1997.

     The Company's load factor increased in the third quarter and first nine months of 1997 as compared to the comparable periods in the prior year.

     Other revenue accounted for 5.8% of the Company's total revenues during the first nine months of 1997, as compared to 4.8% for the same period in 1996, due primarily to increases in charter revenues and rent from the lease of an MD-80 aircraft owned by the Compmany.

     Operating Expenses. While the Company's scope of operations (as measured by available seat miles) increased 5.3% from the first nine months of 1996 to the first nine months of 1997, the Company's operating expenses increased 13.7%. Most items of expense, including maintenance, salaries, aircraft leases and depreciation increased on a percentage basis more than the increase in scope of operations, due to the unusually high number of flight cancellations attributable to the flood and the engine shortages (these occurrences reduced the Company's operations, without a comparable reduction in expense), an approximately 3% decline in aircraft utilization and a 5.0% decrease in average aircraft stage length. Salaries also increased in substantial part because the Company incurred up-front expenses related to future growth, including: hiring and training over 250 reservation agents for the opening of the Company's second reservations center in Las Vegas; increases in other staffing levels; and preparing to switch reservations database systems in the fourth quarter of 1997. Depreciation and amortization expense almost doubled when compared to the nine-month period in 1996 primarily as a result of the Company's purchase of a second aircraft in July 1996 and construction of a hangar in Reno, Nevada, which was completed in late 1996.

     Fuel expenses increased 7.3% from the first nine months of 1996 to the first nine months of 1997 primarily due to increased fuel prices in the first quarter of 1997. During the first nine months of 1997, fuel prices (including taxes but excluding into-plane fees) declined from an average of 93 cents per gallon in January to 71 cents per gallon in September. The Company purchases approximately eight million gallons of fuel per month; at that volume, the 22 cents per gallon difference between January 1997 and September 1997 fuel prices represents a decrease of approximately $1.8 million in the Company's monthly fuel expense. In June 1997, the Company contracted to purchase 12 million gallons of fuel for delivery between August 1, 1997 and January 31, 1998, at the Company's Reno and Las Vegas hubs at an average purchase price of approximately 70 cents per gallon (including taxes but excluding into-plane fees). This purchase represents approximately 25% of the Company's anticipated fuel requirement during the delivery period. The Company may enter into similar advance bulk purchases or utilize fuel price hedges in the future.

     The Company's maintenance expense increased during the first nine months of 1997 as compared to the 1996 period as a result of increased overhaul costs attributable in part to a slight aging of the Company's fleet (which increases the cost of annual airframe maintenance checks), refurbishment of the interiors of many of the Company's aircraft and a rate of unscheduled engine removals higher than the Company's historical average. Insurance costs for the first nine months of 1997 declined on an absolute basis year-over-year due to the Company's obtaining lower insurance rates. Commissions expense increased, on a percentage basis, less than the increases in operations and revenues due to a larger percentage of the Company's sales being handled internally.

     For the reasons discussed above, the Company's cost per available seat mile increased from 7.6 cents in the first nine months of 1996 to 8.2 cents in the first nine months of 1997. This cost increase more than offset higher revenue per ASM experienced during the period, resulting in the Company's breakeven load factor increasing from 65.2% to 68.0%, period over period. In the third quarter 1997, the Company's cost per available seat mile decreased to 8.0 cents as compared to 8.3 cents in the second quarter of 1997, but were higher when compared to 7.8 cents in the third quarter of 1996. Management believes the increase in unit costs in the third quarter is in part attributable to infrastructure developments intended to position the Company for further growth. Management continues to focus on reducing the Company's controllable unit costs through increased aircraft utilization and other measures.




              Operating Expenses as a Percent of Operating Revenues

     The following table sets forth the components of the Company's operating expenses, expressed as a percentage of operating revenues for the nine months and three months ended September 30, 1996 and 1997.

                                                             Nine Months               Three Months
                                                           Ended Sept. 30,            Ended Sept. 30,
                                                         ------------------          ----------------

                                                           1996       1997           1996       1997
                                                           ----       ----           ----       ----
Salaries, wages and benefits                               15.3%      17.2%          15.4%      17.1%
Aircraft fuel and oil                                      18.3       17.7           18.8       16.7
Aircraft leases                                            16.9       17.8           16.1       17.1
Maintenance                                                 7.5        8.5            7.5        8.7
Handling, landing and airport fees                          9.7       10.1            9.3        9.8
Advertising, sales and distribution                         8.8        7.5            8.6        6.6
Commissions                                                 5.6        5.3            5.5        5.3
Facility leases                                             3.1        3.5            2.9        3.5
Insurance                                                   2.2        1.6            1.9        1.4
Communications                                              1.2        1.4            1.2        1.3
Depreciation and amortization                               1.5        2.5            1.6        2.5
Other operating expenses                                    6.7        6.5            7.0        5.8
                                                           ----       ----           ----       ----
                                                           96.8%      99.6%          95.8%      95.8%
                                                           =====      =====          =====      =====

               Operating Expenses per Available Seat Mile

     The following table sets forth the Company's unit costs (operating expenses per  available  seat mile,  in cents) for the nine months and three months ended
September 30, 1996 and 1997.
                                                             Nine Months               Three Months
                                                            Ended Sept. 30,           Ended Sept. 30,
                                                           ----------------          ---------------

                                                           1996        1997           1996        1997
                                                           ----        ----           ----        ----
Salaries, wages and benefits                               1.21        1.42           1.25        1.43
Aircraft fuel and oil                                      1.44        1.47           1.52        1.40
Aircraft leases                                            1.33        1.48           1.31        1.44
Maintenance                                                0.59        0.70           0.61        0.73
Handling, landing and airport fees                         0.76        0.83           0.75        0.82
Advertising, sales and distribution                        0.70        0.62           0.70        0.55
Commissions                                                0.44        0.44           0.45        0.45
Facility leases                                            0.25        0.29           0.24        0.29
Insurance                                                  0.17        0.13           0.15        0.12
Communications                                             0.10        0.12           0.10        0.11
Depreciation and amortization                              0.12        0.21           0.13        0.21
Other operating expenses                                   0.52        0.53           0.57        0.49
                                                           ----        ----           ----        ----
                                                           7.63(cents) 8.24(cents)    7.78(cents) 8.04(cents)
                                                           ====        ====           ====        ====


Liquidity and Capital Resources

     As of September 30, 1997, the Company's cash, cash equivalents and short-term investments totaled $7.4 million, as compared to $18.5 million at the beginning of the year. On October 9, 1997, the Company realized approximately $33.6 million (net of issuance discounts but before deduction of other offering expenses) from the sale of $35 million liquidation preference of a new series of preferred stock. The preferred stock accrues dividends at a rate of 9% and is convertible into common stock at an initial conversion price of $8.625 per share. The preferred stock is not reflected on the Company's September 30, 1997, balance sheet. As of September 30, 1997, on a pro forma basis as adjusted for the completion of the sale of the preferred stock (but not adjusted for operating results since that date) the Company had cash, cash equivalents and short-term investments of $41.0 million and stockholder's equity of $46.7 million.

     Operating activites accounted for approximately $3.8 million of the decline in cash from January 1 to September 30, 1997. Increases in accounts receivable and prepaid expenses, including aircraft maintenance deposits and fuel purchased for future delivery were offset in part by depreciation charges and increases to the air traffic liability. During the nine months ended September 30, 1996, operating activities generated approximately $13.0 million of cash. Net income contributed $8.3 million and depreciation expense contributed $4.3 million. Increases in accounts receivable, prepaids and deposits were offset by corresponding increases in air traffic liability, accounts payable and accruals.

     Cash provided by financing activities during the nine-month period totaled $14.5 million, as proceeds from issuance of $18.9 million of notes payable (primarily to finance the Company's acquisitions of an aircraft and a spare aircraft engine), were partly offset by $5.1 million of principal payments made on the Company's long-term debt and capital leases. Proceeds from exercise of Company stock options provided $616,000.

     Cash used in investing activities during the nine-month period was $21.0 million, as the proceeds from sales of a spare engine and short-term investments of $3.5 million, net, were offset by the Company's acquisition of $24.5 million of property and equipment (including the purchase of an aircraft for $17.5 million).

     As of August 8, 1997, the Company entered into a Revolving Line of Credit Loan Agreement (the "Loan Agreement") with U.S. Bank of Nevada. The Loan Agreement provides for a revolving line of credit (the "Revolving Credit Facility") in the aggregate principal amount of up to $10 million. The Revolving Credit Facility bears interest at the Company's option at a rate equal to either
(i) the Prime Rate, plus 0.50% or (ii) LIBOR, plus 2.65%. The Revolving Credit Facility will mature on August 6, 1998. Prepayments are permitted without penalty. Repayment of the Revolving Credit Facility is secured by a first priority lien on the Company's unencumbered spare parts and certain other assets. The Loan Agreement requires the Company to satisfy certain financial tests during the term of the Revolving Credit Facility, including minimum debt service coverage, average funded debt to EBITDA, and adjusted cash flow. As of November 10, 1997, no amounts were outstanding under such facility.

         As of October 1, 1997, the Company's fleet totaled 31 aircraft, including one aircraft leased to another airline. The Company owned three of such aircraft, an MD-87 and two MD-83 aircraft, and leased the remainder of the fleet under operating leases with initial terms of between one and 18 years. One MD-83 aircraft owned by the Company has been leased to an unaffiliated carrier through June 1998, at which time the Company expects to place the aircraft in service. The other MD-83 aircraft was previously leased by the Company and was purchased in September 1997 using $15.5 million of five year debt financing bearing interest at LIBOR plus 2.8%. In March 1997, the Company took delivery of an MD-87 aircraft under a six-year lease. The Company has also renewed four aircraft leases.

     The Company leased one additional spare engine in March 1997, and three additional spare engines in May and June 1997, for terms ranging from six months to three years. Also, in June 1997, the Company purchased an additional spare engine with financing of $2.8 million, due in October 2002. As noted above, the Company sold a spare engine in September 1997.

     In October 1997, the Company agreed to lease two additional MD-90 aircraft under 18 year leases commencing in January 1998, subject to certain conditions. The Company is also negotiating to acquire two MD-82 aircraft.

    Management believes that the Company's current cash position (including proceeds from the sale of the Preferred Stock), together with expected cash flow generated from operations, available lines of credit,and anticipated funding for capital expenditures mentioned above will be sufficient to meet the Company's obligations and capital requirements for the next twelve months. Nevertheless, airline results are highly sensitive to various factors including the price of fuel and the actions of competing airlines, either of which can materially and adversely affect the Company's liquidity and cash flows. The Company may seek to raise additional funds through sales of equity or debt (secured or unsecured) securities, or the sale and leaseback of assets, including aircraft and spare engines.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 10, 1997, the Company sold $35 million liquidation preference value of a new series of Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"), realizing net proceeds of approximately $33.6 million. The stock was issued in a private placement to SBC Warburg Dillon Read, Inc., as initial purchaser, who remarketed the shares to institutional and other qualified buyers.

         The Preferred Stock was sold by the Company at its stated liquidation preference, less a 4% discount to the initial purchaser. The Company and the initial purchaser relied on the exemption provided under Rule 144A, based on the qualifications of the initial purchaser and of the institutions and other qualified buyers to whom it remarketed the stock.

     The information set forth under Item 1 in the Company's Registration Statement on Form 8-A, dated November 13, 1997, is here incorporated by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    3.1     Certificate of  Designations  for the Company's
            Series A Cumulative Convertible  Exchangeable
            Preferred Stock (Incorporated by reference to Exhibit 3 to the Company's Form 8-A Registration Statement filed on November 13, 1997 (the "1997
            Form 8-A")
    3.2 By-laws of the Company (Incorporated by reference to Exhibit 2 to the 1997 Form 8-A)
    10.1 Revolving Line of Credit Loan Agreement with U.S. Bank 10.1(a) Revolving Line of Credit Promissory Note
    10.1(b) Security Agreement
    10.2 MultiHost Agreement with The SABRE Group, Inc. (Confidential treatment has been requested for portions of this Agreement)
    10.3    Reno Air, Inc. Employee Stock Incentive Plan
    10.4    Reno Air, Inc. Director Stock Option Plan
    10.5    Employment Agreement with B. J. Rone
    11 Statement Re: Computation of Earnings Per Share for the Three and Nine Months ended September 30, 1997 and September 30, 1996

B.          Reports on Form 8-K.

            None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  RENO AIR, INC.



DATE:  November 14, 1997                       By:   B.J. Rone
                                                     -----------------------
                                                        B. J. Rone
                                                  as Chief Financial Officer
                                                  and on behalf of Registrant






EXHIBIT 10.1

                            REVOLVING LINE OF CREDIT
                                 LOAN AGREEMENT

         THIS REVOLVING LINE OF CREDIT LOAN AGREEMENT (the "Agreement") is made effective as of the 8th day of August, 1997, by and between RENO AIR, INC., a Nevada corporation (the "Borrower"), and U.S. BANK (the "Lender").

                              W I T N E S S E T H :

         WHEREAS, Borrower is a national air carrier providing scheduled air transportation for passengers, freight, and mail and serving various cities in the United States and Canada; and

         WHEREAS, Lender has agreed to lend to Borrower certain funds (the "Loan") on a revolving line of credit basis in an amount not to exceed at any time TEN MILLION AND NO/100THS DOLLARS ($10,000,000.00) (the "Maximum Loan Amount") for the purpose of providing Borrower with funds to support its operational needs and to finance the purchase of fixed assets.

         NOW, THEREFORE, IN CONSIDERATION of the mutual covenants and promises of the parties and subject to the following terms and conditions, Borrower agrees to borrow from Lender, and Lender agrees to loan to Borrower the Loan for the purposes provided herein. The Loan shall be evidenced by a Revolving Line of Credit Promissory Note (the "Note") bearing even date herewith, and repayment thereof shall be secured by a Security Agreement (the "Security Agreement") under the terms of which Borrower shall grant to Lender a security interest in certain collateral described in Section 3 thereof (the "Collateral"). This Agreement, the Note, the Security Agreement, and any and all other documents now or hereafter executed by Borrower or any other person or party in connection with or to evidence or secure payment of the Loan are sometimes hereafter collectively referred to as the "Loan Documents".

         A.  DISBURSEMENTS.

                 A.1 General. Provided that no Event of Default (as hereafter defined) then exists and is continuing hereunder, Lender shall disburse the Loan from time to time at the request of Borrower for the purposes provided herein once the original of this Agreement, the Note, the Security Agreement, and all other Loan Documents, all fully executed, have been delivered to Lender, and once Borrower has paid Lender's reasonable attorney's fees and costs incurred in connection herewith. Lender shall be under no obligation to make any disbursements under the Loan after August 6, 1998.

                  A.2 Maximum Availability. The maximum amount available to Borrower under the Loan at any time (the "Maximum Availability") shall be an amount equal to the lesser of (a) the Maximum Loan Amount; or (b) the Specified Value (as defined below) of the Collateral.
                  For purposes of this Agreement and the other Loan Documents, the term "Specified Value" shall mean the amount reasonably determined by a qualified aircraft parts specialist retained by Lender at Borrower's expense equal to fifty percent (50%) of the fair market value of the Collateral, based upon an annual evaluation of the items shown on the unencumbered asset listing provided annually by Borrower to Lender pursuant to Section B.3 below.

                  A.3 Conditions. Lender shall be under no obligation to make the initial disbursement under the Loan until Borrower has caused to be provided to Lender an opinion of Borrower's counsel in all respects acceptable to Lender, as to the following: (a) that Borrower is duly organized and existing and in good standing to transact business in Nevada; (b) that all conditions required by Borrower's organizational documents to authorize Borrower to enter into the Loan transaction and execute the Loan Documents have been satisfied; (c) that all licenses, permits and other governmental permits necessary to conduct Borrower's business (where the failure to maintain the same would have a material adverse effect upon its operations ("Material Adverse Effect")) as presently conducted are in effect; (d) that the Loan Documents constitute valid, legal and enforceable obligations of Borrower in accordance with their terms; and (e) that Borrower's execution of the Loan Documents and performance of its obligations thereunder shall not constitute a default by Borrower under the terms of any license, permit or approval held by Borrower, or any agreement to which Borrower is a party.

                  A.4 Loan Fees.

                      (a) Facility Fee. As a condition of Lender's obligation to make the initial disbursement under the Loan, Borrower shall pay to Lender a facility fee in the sum of $25,000.00 upon the execution of this Agreement.

                      (b) Non-Usage Fee. On the first day of November, February, May, and August of each year, commencing on the first day of November, 1997, Borrower shall pay to Lender in arrears a non-usage fee in an amount equal to one-quarter of one percent (0.25%)per annum (i.e. 0.0625% per quarter) of the difference between the Maximum Loan Amount and average outstanding amount of the Loan, during the previous three-month period in each case as reasonably determined by Lender. The calculation of such non-usage fee shall be exclusive of any out-of-debt periods required under Section A.5 below.

                  A.5 Out of Debt Requirement. The Loan shall have a zero (0) balance for two (2) periods of thirty (30) consecutive days each during the term of the Loan. At lease one of such out of debt periods must occur after the initial disbursement under the Loan.

                  A.6 Additional Filings. In the event that Borrower desires to use proceeds of the Loan for the purchase of aircraft, airframes or aircraft engines, as a condition thereof Borrower shall execute and deliver to Lender such documents and instruments as Lender shall reasonably determines are necessary to insure that Lender has a first lien security interest therein, including, without limitation, filings with the Federal Aviation Administration.

         B.       REPRESENTATIONS, COVENANTS, AND WARRANTIES.

                  Borrower hereby unconditionally represents, covenants and warrants as follows:

                  B.l Power. If Borrower or any signatory who signs on its behalf is a corporation, partnership, limited liability company, or trust, that it is a corporation duly incorporated, or a partnership, limited liability company, or trust duly organized, and in any event validly existing under the laws of the state of its incorporation or origination and duly qualified to do business in the State of Nevada, with requisite power and authority to (i) incur the indebtedness evidenced by the Note; (ii) enter into this Agreement and grant the Security Agreement; (iii) enter into any other Loan Documents executed and delivered to Lender concurrently herewith; and (iv) conduct its business and to own and lease its assets.

                  B.2 Authority. That this Agreement, the Note, the Security Agreement and all other Loan Documents executed and delivered to Lender concurrently herewith were executed in accordance with the requirements of law, and, if Borrower or any signatory who signs on its behalf is a corporation, partnership, limited liability company, or trust, in accordance with any requirements of its articles of incorporation, articles of partnership, articles of organization and/or operating agreement, or declaration of trust, and any amendments thereto, and that the execution of the same, and the full and complete performance of the provisions thereof, is authorized by its bylaws, articles of partnership, articles of organization and/or operating agreement, or declaration of trust, or a resolution of its board of directors, partners, members and/or managers or trustees, and will not result in any breach of, or constitute a default under, or result in the creation of any lien, charge or encumbrance (other than those contained herein or in any instrument delivered to Lender concurrently herewith) upon any property or assets of Borrower under any indenture, mortgage, deed of trust, bank loan or credit agreement or other instrument or agreement to which Borrower is a party or by which Borrower is bound or, if applicable, under Borrower's corporate charter, bylaws, articles of partnership, articles of organization and/or operating agreement, or declaration of trust. No governmental or other authorization which has not been obtained is required for the creation of the liens or the enforcement by Lender of its remedies under the Loan Documents. Each of the Loan Documents, when executed and delivered, will constitute the legal, valid and binding obligations of Borrower enforceable against Borrower in accordance with its terms, except as the enforcement thereof may be limited by bankruptcy, insolvency or other similar laws affecting the rights of creditors generally.

                  B.3  Financial   Statements.   Any  and  all  balance  sheets,
statements of income or loss, reconciliation of surplus and financial data of any other kind heretofore furnished Lender by or on behalf of Borrower are true and correct in all material respects, and fully and accurately present the financial condition of the subjects thereof as of the dates thereof, and, except as otherwise disclosed to Lender in writing, no material adverse change has occurred in the financial condition reflected therein since the dates of the most recent financial data submitted to Lender. During the Loan term, Borrower shall provide Lender with: (i) copies of annual CPA audited financial statements for Borrower within 120 days following the end of each fiscal year; (ii) copies of quarterly internally prepared financial statements for Borrower within 60 days following the end of each fiscal quarter; (iii) quarterly and annual compliance certificates executed by Borrower's chief financial officer certifying as to Borrower's compliance with the financial covenants described in Section B.7 below, which certificates shall include calculations demonstrating such compliance and shall accompany the quarterly and annual financial statements described in (ii) and (i) above, respectively; (iv) copies of an annual unencumbered asset list, in form acceptable to Lender, within 60 days following the end of each year; and (v) such other financial information relating to Borrower or the Collateral as Lender may reasonably request.

                  B.4 Litigation. Except as otherwise disclosed in Exhibit "A" attached hereto, there are no actions, suits or proceedings which Borrower reasonably considers to be of a material nature (collectively "Proceedings") pending, or to the knowledge of Borrower threatened, against or affecting Borrower or Borrower's interest in the Collateral and no event ("Adverse Event") has occurred (including specifically Borrower's execution of this Agreement, the Note, the Security Agreement or any of the other Loan Documents) which will violate, be in conflict with, result in the breach of or constitute (with due notice or lapse of time, or both) a default under any material Legal Requirement (as hereafter defined), or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever on the Collateral other than the liens and security interests created by, or referred to in, the Loan Documents. Borrower shall give Lender written notice of any pending or threatened Proceedings or any Adverse Event promptly after Borrower obtains knowledge thereof.

                  B.5 Documents and Other Information. All documents and other information delivered to Lender pursuant to any of the Loan Documents are and will be complete and correct in all material respects at the time of delivery to Lender.

                  B.6  Permits.  Before  requesting,  or being  entitled to, any disbursement of the Loan, Borrower shall have complied with all Legal Requirements. Before requesting, or being entitled to, any disbursement of the Loan, Borrower shall have complied with all requirements of the governmental entities with jurisdiction over the Collateral.

                  B.7 Financial Covenants. During the term of the Loan Borrower shall:

                      (a) maintain a Minimum Debt Service Coverage Ratio (defined as [net income before taxes, depreciation, amortization, interest expense, and specific aircraft lease expense on leased aircraft that converts to ownership], [interest expense and current portion of long term debt (excluding non-cash obligations for current portion of deferred leases payable)]) of not less than 1.25 to 1.00 to be measured annually; and

                      (b) maintain an Average Funded Debt to EBITDA Ratio (defined as [interest bearing indebtedness][earnings before interest, taxes, depreciation, amortization, and specific aircraft lease expense on leased aircraft that converts to ownership]) of not greater than 7.00 to 1.00 to be measured annually;

                      (c) maintain an Adjusted Cash Flow Ratio (defined as [earnings before interest, taxes,depreciation, amortization, plus lease expense] [current portion of long term debt (excluding non-cash obligations for current portion of deferred leases payable), interest expense and lease expense]) of not less than 0.85 to 1.00 tobe tested quarterly on a rolling four (4) quarter basis. This ratio will increase to 1.00 to 1.00 for the rolling four (4) quarters commencing March 31,1998;

                      (d) maintain a Minimum Current Ratio(defined as [total current assets][total current liabilities]) of not less than 0.75 to 1.00 to be measured quarterly; and

                      (e) maintain unencumbered Collateral (except for a security interest in favor of Lender) having a fair market value of not less than two hundred percent (200%) of the Maximum Loan Amount.

                  The foregoing representations, covenants, and warranties shall survive until all sums payable pursuant to the Note or this Agreement, or which are secured by the Security Agreement or any of the other Loan Documents, have been paid in full.

         C.       DEFAULT.

                  C.l Events of Default. Any of the following shall constitute a default hereunder (an "Event of Default"):

                      (a) The failure of Borrower to make any payment required hereunder, under the Note, or under any other Loan Document within fifteen (15) days after written notice to Borrower that such payment is due;

                      (b) The false or misleading nature of any representation or warranty of Borrower contained herein or in any representation to Lender concerning the financial condition of Borrower;

                      (c) The failure of Borrower to fully perform or comply with any and all covenants and agreements hereunder or under the other Loan Documents; provided, however, that such failure shall notbe an Event of Default hereunder if such failure is not specifically covered elsewhere in this Section or in any of the other Loan Documents, such failure does not relate,in the judgment of Lender, to a matter which is of an emergency nature, and Borrower performs or complies with such covenant or agreement within thirty(30) days after performance thereof or compliance therewith is due. If such failure is specifically covered elsewhere herein or in the Note or any of the other Loan Documents, the foregoing 30-day grace period shall not be applicable in such a situation and the grace period, notice requirement and/or cure period, if any, set forth in such other reference shall control;

                      (d) The failure of Borrower to perform as required under any other Loan Document (other than to make a payment due thereunder), subject to any applicable notice requirement and opportunity to cure; provided, however, if such other Loan Document contains no such notice requirement, then a thirty
(30) day notice requirement and opportunity to cure shall apply;

                      (e) The admission by Borrower in writing of its inability to pay its debts generally as they become due, or the filing by Borrower of a petition or action for relief under an bankruptcy, reorganization or insolvency law, or any other law or laws for the relief of, or relating to, debtors;

                      (f) The filing of any involuntary petition under any bankruptcy or insolvency law against Borrower, or the appointment of a custodian, receiver or trustee to take possession of the assets of Borrower, unless such petition or appointment is or has been set aside or withdrawn within ninety (90) days from the date of such filing or appointment;

                      (g) The filing by or against Borrower of a petition seeking the liquidation or dissolution of such Borrower or the commencement of any other procedure to liquidate or dissolve such Borrower (if such petition or procedure is not dismissed or terminated within ninety (90) days after it is filed or otherwise commenced), or the occurrence of any event, condition or circumstance which causes the liquidation of such Borrower (if such event, condition or circumstance is not cured within ninety (90) days after it arises) or

                      (h) Any Event of Default by Borrower under that certain
Promissory   Note  Secured  By  Deed  of  Trust  in  the  principal   amount  of
$2,600,000.00 dated February 11, 1997, or under any loan document executed in connection therewith.

         For the purpose of paragraph C.1, whenever Borrower is provided with a period of time within which to cure any Event of Default, and such default is not reasonably susceptible to cure within such period of time, it shall be deemed cured if Borrower commences curative action within such time period and diligently pursues such action thereafter.

                  C.2 Acceleration. Upon the occurrence of an Event of Default hereunder, the entire unpaid balance of the Note including all accrued interest shall, at the option of Lender, become immediately due and payable and Lender shall have such rights of enforcement as may be afforded by law, hereunder, or under the Note, the Security Agreement or any of the other Loan Documents.

         D. REMEDIES.

                  D.l General. Upon the occurrence of an Event of Default hereunder (subject to any applicable notice requirement and opportunity to cure), Lender shall have all rights and remedies available to Lender under the law, hereunder or under the Note (including but not limited to the right to accelerate the Note) or any of the other Loan Documents.

                  D.2 Curing of Defaults by Disbursement. Upon the occurrence of an Event of Default which may be cured by the payment of money, Lender, without waiving any right of acceleration or foreclosure under the Note which Lender may have by reason of such default, or any other right Lender may have against Borrower because of such default, shall have the right to make such payment from the Loan, thereby curing the default.

                  D.3 Remedies are Cumulative. All remedies of Lender provided for herein are cumulative and shall be in addition to any and all other rights and remedies provided in the Note, the Security Agreement or any of the other Loan Documents or by law. The exercise of any rights of Lender hereunder shall not in any way constitute a cure or waiver of a default hereunder or elsewhere, or invalidate any act done pursuant to any notice of default, or prejudice Lender in the exercise of any of its other rights hereunder or elsewhere unless, in the exercise of said rights, Lender realizes all amounts owed to it hereunder and under the Note, the Security Agreement and the other Loan Documents.

                  D.4 Right of Contest. Borrower shall have the right to contest in good faith any claim, demand, levy, or assessment by a third party, the assertion of which would constitute an Event of Default hereunder. Any such contest shall be prosecuted diligently and in a manner not prejudicial to Lender or the rights of Lender hereunder. In the event that Lender reasonably determines that such claim, demand, levy or assessment could adversely affect Lender's interest in the Collateral, upon demand by Lender, Borrower shall deposit funds with Lender or obtain and record a bond satisfactory to Lender in an amount sufficient to cover any amounts which may be owing in the event the contest may be unsuccessful. Borrower shall make such deposit or obtain and record such bond, as the case may be, within fifteen (15) days after demand therefor and, if made by payment of funds to Lender, the amount so deposited shall be disbursed in accordance with the resolution of the contest to Borrower or the adverse claimant.

                  D.5 Additional Fee. In the event that the Loan is not paid in full on the Maturity Date (as defined in the Note), then Borrower agrees to pay an additional loan fee to Lender upon demand in an amount equal to three percent (3%) per annum of the then outstanding balance of principal, pro-rated daily from the Maturity Date to the date of payment in full.

         E.  MISCELLANEOUS.

                  E.l No Waiver. No waiver of any Event of Default by Borrower hereunder shall be implied from any subsequent omission by Lender to take action on account thereof, and no express waiver shall affect any Event of Default other than that specified in the waiver and the waiver shall be operative only for the time and to the extent therein stated. Waivers of any covenant, term, or condition contained herein shall not be construed as a waiver of any subsequent breach of the same covenant, term or condition. The consent or approval by Lender to or of any act by Borrower requiring further consent or approval shall not be deemed to waive or render unnecessary the consent or approval to or of any subsequent similar act.

                  E.2 No Third Parties Benefitted. This Agreement is made and entered into for the sole protection and benefit of Lender (and any participating lender) and Borrower. All conditions of the obligations of Lender to make advances hereunder are imposed solely and exclusively for the benefit of Lender and may be freely modified by Lender with the concurrence of Borrower or waived by Lender in whole or in part at any time if in its sole discretion it deems it advisable to do so. No person other than Borrower shall have standing to require Lender to make any Loan advances or be a beneficiary of this Agreement or of any of the advances to be made hereunder.

                  E.3 Plural Borrowers Jointly and Severally Liable. [Intentionally Omitted.]

                  E.4 Notices. All notices or other communications required or permitted to be given hereunder shall be in writing and shall be considered as properly given if mailed by first class United States mail, postage prepaid, registered or certified with return receipt requested, or by delivering the same by a nationally recognized overnight courier service to the intended addressee, or by telefax. Notice so mailed shall be effective three (3) business days following its deposit, and notice by courier service shall be effective on the first business day after received. Notice given in any other manner shall be effective only if and when received by the addressee. For purposes of notice, the addresses of the parties shall be as set forth on the signature page hereof; provided, however, that either party shall have the right to change its address for notice hereunder to any other location by the giving of notice to the other party in the manner set forth above.

                  E.5 Expenses. Borrower shall pay promptly all costs, charges, and expenses incurred by Lender in connection with the Loan, including but not limited to commitment fees, loan fees, reasonable costs of inspection, filing fees, processing fees, appraisal fees, reasonable attorneys' fees (up to the sum of $________), personal property taxes and insurance premiums, and any and all fees in consideration of Lender's commitment to provide the Loan.

                  E.6 Actions. Lender shall have the right to appear in or defend any action or proceeding purporting to affect the Collateral, or the rights, duties, or liabilities of the parties hereunder, or the disbursement of any funds. In connection therewith, Lender may incur and pay costs and expenses, including reasonable attorneys' fees, and, if Lender is the prevailing party, Borrower shall pay to Lender on demand all such costs and expenses and Lender is authorized to disburse funds from the Loan for such purpose.

                  E.7 Commissions and Brokerage Fee. The parties hereto each represent and warrant to the other that there are no commissions, charges or brokerage fees owed to any third party in connection with the Loan. In the event that such representation or warranty is incorrect, then the party incurring any such commission, charge or fee shall pay the same and shall indemnify the other party from any loss or damage resulting therefrom.

                  E.8 Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of Nevada, except as preempted by federal law.

                  E.9 Heirs, Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the heirs, successors, assigns and personal representatives of the parties hereto; provided, however, that Borrower shall not assign its rights hereunder in whole or in part without the prior written consent of Lender, which such consent shall not be unreasonably withheld by Lender. Any such assignment without consent shall be void. Lender may from time to time sell participations in the Loan to any person (including affiliates of Lender) without notice to or the consent of Borrower. In connection with the sale of participations, Lender is authorized to provide to potential participants information regarding the Collateral and Borrower which Lender may have in its possession. No such sale of participations shall, without Borrower's written consent, relieve Lender of its obligations hereunder.

                  E.10 Time. Time is of the essence of this Agreementand each and every provision hereof in which time is an element.

                  E.11 Legal Requirements. "Legal Requirements" shall mean (i) any and all present and future judicial decisions, statutes, rulings, directions, rules, regulations, permits, certificates or ordinances of any governmental authority in any way applicable to Borrower or the Collateral, including the ownership, use, possession, operation, maintenance, alteration, or repair thereof, (ii) Borrower's presently or subsequently effective bylaws and articles of incorporation or partnership, limited partnership, joint venture, trust or other form of business association agreement, (iii) any and all terms, provisions and conditions of any commitment between Lender and Borrower which are to be performed or observed by Borrower, and (iv) any and all leases and other contracts (written or oral) of any nature that relate, in any way, to the Collateral and to which Borrower may be bound, including, but not limited to, the Lease.

                  E.12 Relationship of Parties. The relationship between Borrower and Lender is, and at all time shall remain, solely that of debtor and creditor, and shall not be, or be construed to be, a joint venture, equity venture, partnership or other relationship of any nature, and Lender neither undertakes nor assumes any responsibility or duty to Borrower or to any other person with respect to the Collateral or the Loan, except as expressly provided in the Loan Documents; and notwithstanding any other provision of the Loan
Documents: (a) Lender is not, and shall not be construed as, a partner, joint venturer, alter ego, manager, controlling person or other business associate or participant of any kind of Borrower or its partners and Lender does not intend to ever assume such status; (b) Lender shall in no event be liable for any debts, expenses or losses incurred or sustained by Borrower; and (c) Lender shall not be deemed responsible for or a participant in any acts, omissions or decisions of Borrower or its partners.

                  E.13 Attorneys' Fees and Costs. If any legal action or any arbitration or other proceeding (including a proceeding in bankruptcy) is brought for the enforcement of this Agreement or because of an alleged dispute, Event of Default or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to recover reasonable attorneys' fees and other costs incurred in that action or proceeding, in addition to any other relief to which he may be entitled.

                  E.14 Expiration of Commitment. Lender's obligation to disburse the Loan is further conditioned upon the execution of this Agreement and the other Loan Documents on or before August 31, 1997.

                  E.15 Interpretation. This Agreement shall not be construed against the party preparing it, but shall be construed as if both parties jointly prepared this Agreement and any uncertainty and ambiguity shall not be interpreted against any one party.

                  E.16 Partial Invalidity. In the event that any of the terms hereof shall be held to be invalid or unenforceable by any court of competent jurisdiction, such fact shall not affect the validity or enforceability of the remaining terms hereof.

                  E.17 Reasonableness Standard. Except as otherwise provided herein, whenever Lender's consent or approval is required in this Agreement, such consent or approval shall not be unreasonably withheld or delayed.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement the date first above written.

Reno Air, Inc.                             RENO AIR, INC., a Nevada corporation,
220 Edison Way
Reno, Nevada 89502                         By:    B.J. RONE
                                                --------------------------
                                                   B.J. RONE
                                           Its:   Senior Vice President and
                                                  Chief Financial Officer

                                                        "Borrower"

U.S. Bank                                  U.S. BANK
Commercial Services Group
1 East Liberty Street
Reno, Nevada 89501
                                           By:   JACK W. PRESCOTT
                                           Its:  Vice President

                                                      "Lender"

                                                                EXHIBIT 10.1(a)

                            REVOLVING LINE OF CREDIT
                                 PROMISSORY NOTE


$10,000,000.00                                                   August 8, 1997


         FOR VALUE RECEIVED, at the times hereinafter stated, the undersigned (the "Borrower") promises to pay to U.S. BANK, or order ("Lender"), at U.S.
Bank, Commercial Services Group, 1 East Liberty Street, Second Floor, Reno, Nevada 89501, or at such other place as the holder hereof may from time to time designate in writing, in legal tender of the United States of America, the principal sum of TEN MILLION AND NO/100THS DOLLARS ($10,000,000.00), or such lesser amount as may be outstanding under the loan (the "Loan") advanced pursuant to the terms of that certain Revolving Line of Credit Loan Agreement of even date herewith between Lender and Borrower (the "Loan Agreement"), with interest from the date or dates of disbursement on the unpaid principal balance from time to time outstanding, at the interest rate per annum (the "Interest Rate") selected by Borrower pursuant to the terms of Addendum "A" to this Note, such interest rates being either:

                  (A) The Prime Rate, plus one-half of one percent (0.50%), as the same may fluctuate from time to time; or

                  (B) IBOR, plus two and sixty-five one-hundredths percent (2.65%).

         Interest shall be computed on the basis of a 360-day year for the actual days elapsed.

         All disbursements, repayments and interest rate option selections shall be entered by Lender on Schedule "I" attached hereto and by this reference made a part hereof. Any capitalized words or terms used but not otherwise defined herein shall have the meanings ascribed to such words or terms in Addendum "A" attached hereto.

         Principal and interest shall be due and payable as follows:

                  (a) Interest on Prime Rate Disbursements. For those portions of the Loan which bear interest as Prime Rate Disbursements, Borrower shall pay interest only in arrears on the first day of each month, commencing on the first day of the first month following the date hereof, and continuing on the first day of each month thereafter.

                  (b) Interest on IBOR Rate Disbursements. For those portions of the Loan which bear interest as IBOR Rate Disbursements, Borrower shall pay interest only on the last day of applicable IBOR Borrowing Period.

                  (c) Principal. All accrued and unpaid interest and the outstanding principal balance shall be due and payable in full on August 6, 1998 (the "Maturity Date"). In addition, in the event that Lender reasonably determines at any time that the outstanding principal balance exceeds the Maximum Availability (as defined in the Loan Agreement), Borrower shall within ten (10) days following written demand by Lender, make a payment of principal hereunder in an amount necessary to reduce the outstanding principal balance hereunder to the Maximum Availability.

         At no time shall the Interest Rate exceed the legal rate of interest permitted to be charged by the Lender. In the event any law precludes Lender from charging the Interest Rate otherwise permitted hereunder, the rate of interest hereunder for the period during which such rate is unlawful shall be the highest rate permitted by law. The rate of interest hereunder shall immediately increase to the rate permitted hereunder as soon as permitted by law. Any interest which would otherwise have become due to Lender but for the application of any law, shall, to the extent legally permitted, be repaid to Lender in equal monthly installments above the interest otherwise due at such time, so that the interest otherwise due to Lender hereunder, but not permitted by law, shall be fully repaid to Lender by the Maturity Date. Such payments shall be made at the time and in the manner set forth herein for the payment of interest.

         This Note is issued pursuant to the Loan Agreement and is secured by, among other instruments, a Security Agreement (the "Security Agreement") of even date herewith between Borrower as Debtor and Lender as Secured Party, in which Borrower grants to Lender a security interest in certain collateral described therein.

         Except as otherwise provided in Addendum "A" hereto with respect to IBOR Rate Disbursements, Borrower shall have the right to prepay without penalty all or any portion of the Loan. Upon each such prepayment, Borrower shall also pay all accrued interest on the principal amount prepaid. All payments on this Note shall be applied first to accrued interest and the balance to principal and if interest is unpaid, it shall bear interest like principal at the interest rate then in effect thereunder. Borrower acknowledges that the foregoing, and other provisions of this Note, shall result in compounding of interest and Borrower agrees thereto pursuant to the provisions of Nevada Revised Statutes 99.050.

         Borrower agrees with Lender that it would be extremely difficult or impracticable to fix the actual damages of Lender in the event that any installment of interest or principal hereunder shall not be paid when due and that Lender will incur extra administrative expenses and loss of use of funds; therefore, Borrower agrees to pay Lender, in the event a payment is not made within fifteen (15) days of the date it was due, an amount equal to 2% of such late installment. Acceptance of such amount by Lender shall be in lieu of its actual damages for any such delinquent payment of an installment. Nothing in this Note shall be construed as an express or implied agreement by Lender to forbear in the collection of any delinquent payment, or be construed as in any way giving the Borrower the right, express or implied, to fail to make timely payments hereunder, whether upon payment of such damages or otherwise. The right of the holder hereof to receive payment of such damages, and receipt thereof, are without prejudice to the right of such holder to collect such delinquent payments and any other amounts provided to be paid hereunder or under any security for this Note or to declare a default hereunder or under any security for this Note.

         Failure to make any payment of principal and/or interest or to otherwise perform hereunder or under any other promissory note executed, or to be executed, by Borrower in favor of Lender, or an Event of Default by Borrower under the terms of the Loan Agreement, the Security Agreement, any other agreement or instrument securing the indebtedness evidenced hereby, or any other obligations of Borrower to the holder hereof, shall constitute a default hereunder and shall, without notice, at the option of the holder hereof, cause all of the unpaid principal of this Note, with interest accrued thereon and any other sums due under the Loan Agreement, the Security Agreement or other instruments, to become immediately due and payable. Upon the occurrence of an Event of Default under the Loan Agreement, at the option of the holder hereof, all amounts then unpaid under this Note, the Loan Agreement, the Security Agreement or any other instrument securing the Note or the Loan Agreement shall bear interest from the date of default until such default is cured at a default rate equal to five percent (5%) above the applicable Interest Rate (the "Default Rate") and shall be immediately due and payable. Delay or failure to exercise said options shall not constitute a waiver of the right to exercise same at any time thereafter or in the event of any subsequent default.

         The acceptance of any payment hereunder which is less than payment of all amounts then due and payable shall not constitute a waiver of any of the rights or options of the holder hereof or to the exercise of those rights and options at the time of such acceptance or at any subsequent time. Principal, interest and any fees hereunder shall be payable in lawful money of the United States of America in immediately available funds free and clear of, and without deduction for, any and all present and future taxes, withholdings, and costs or reserves.

         In the event that suit be brought hereon, or an attorney be employed or expenses be incurred to compel payment of this Note or any portion of the indebtedness evidenced hereby, whether or not any suit, proceeding or any judicial or non-judicial foreclosure proceeding be commenced, Borrower promises to pay all such expenses and reasonable attorneys' fees, including, without limitation, any attorneys' fees incurred in any bankruptcy proceeding.

         This Note shall be construed and enforced in accordance with the laws of the State of Nevada, except as may be pre-empted by federal law. Borrower agrees that Lender shall have the rights and remedies available to a creditor under the laws of the State of Nevada. Borrower consents to the personal jurisdiction of the appropriate state or federal court located in Reno, Nevada.

         No waiver by Lender of any right or remedy shall be effective unless in writing and signed by Lender, and no such waiver, on one occasion, shall be construed as a waiver on any other occasion. Borrower waives any right of offset now or hereafter existing against the holder hereof.

         Borrower hereby waives notice of intent to accelerate, demand, presentment for payment, protest and notice of protest and non-payment of this Note; waives any and all lack of diligence or delays in the collection or enforcement hereof; and expressly agrees to remain and continue bound for the payment of the principal, interest and other sums provided for by the terms of this Note, the Loan Agreement or the Security Agreement, notwithstanding any extension of time for the payment of said principal or interest or other sum, or any change in the amount agreed to be paid under this Note, the Loan Agreement or in the Security Agreement, or any change by way of release or surrender, exchange or substitution for any collateral now held or which may hereafter be held as security for this Note, and waives all and every kind of notice of such extension, or change, and agrees that the same may be made without notice to or joinder of Borrower.


                                      RENO AIR, INC., a Nevada corporation,



                                      By:    B.J. RONE

                                                                EXHIBIT 10.1(b)

                               SECURITY AGREEMENT


         THIS AGREEMENT, made and entered into this 8th day of August, 1997, at Reno, Nevada, by and between RENO AIR, INC., a Nevada corporation, whose address is 220 Edison Way, Reno, Nevada 89502, hereinafter referred to as "Debtor", and U.S. BANK, whose address is: 1 East Liberty Street, Second Floor, Reno, Nevada 89501, hereinafter referred to as "Secured Party".

                                                W I T N E S S E T H :

         1. CREATION OF SECURITY INTEREST. Debtor hereby pledges, assigns and transfers to Secured Party, and grants to Secured Party a security interest in and to the collateral described herein (the "Collateral") pursuant to the Nevada Uniform Commercial Code - Secured Transactions, Nevada Revised Statutes Chapter 104 (the "UCC").

         2. OBLIGATIONS SECURED. The obligations secured by said security interest (the "Secured Obligations") are described as follows:

                  a. A Revolving Line of Credit Promissory Note of even date herewith wherein Debtor is maker, and Secured Party is payee, in the original principal amount of $10,000,000.00, together with any modifications, extensions or renewals thereof ("the Note");

                  b. The payment or performance of all of Debtor's obligations under that certain Revolving Line of Credit Loan Agreement of even date herewith between Debtor as borrower, and Secured Party as lender, together with any amendments thereof (the "Loan Agreement");

                  c. The reasonable expenses and costs incurred or paid by Secured Party in the preservation, enforcement and realization of the rights of Secured Party pursuant to the Note, the Loan Agreement and under this Security Agreement including, without limitation, attorneys' fees, court costs, litigation expenses, foreclosure expenses, witness fees, and expert witness fees; and

                  d. The reasonable expenses and costs incurred or paid by Secured Party in performing the duties of Debtor pursuant to the Secured Obligations and under this Security Agreement for the account of Debtor.

         3. DESCRIPTION OF COLLATERAL.The Collateral consists of all of Debtor's right, title and interest in and to all goods, equipment and inventory, now owned by Debtor or hereafter acquired by Debtor, consisting of: (a) avionics, ground equipment, engine and airframe parts, and other aircraft parts, which are not subject to any prior security interest (including any purchase money security interest) or negative pledge or installed in airframes or engines; (b) aircraft engines and airframes which are not subject to any prior security interest (including any purchase money security interest) or negative pledge and in connection with Secured Party has perfected its security interest under applicable federal law; and (c) all proceeds, insurance proceeds, substitutions, replacements, accessions and products of the items described in (a) and (b) or pertaining thereto.

         4. PURCHASE MONEY. Debtor acknowledges that the proceeds of the Secured Obligations may be used to enable Debtor to acquire rights in, or the use of, or to refinance debt used to acquire, certain of the Collateral.

         5. CLASSIFICATION OF Collateral. Debtor acknowledges that, at the time said security interest attaches, the Collateral consists of goods, being inventory and equipment and the proceeds thereof.

         6. TAXES, ASSESSMENTS AND LIENS. Debtor agrees to pay prior to delinquency all taxes, charges, encumbrances, liens and assessments against the Collateral unless Debtor is contesting the payment thereof in good faith and, upon the failure of Debtor to do so, Secured Party may, at its option after an Event of Default, pay any of the same and shall be the sole judge of the legality or validity thereof and the amount necessary to discharge the same. Debtor shall reimburse Secured Party on demand for any amounts paid by Secured Party pursuant to this paragraph 6, together with interest thereon at the highest rate of interest then in effect under the Note from the date of payment until the date of reimbursement.

         7. OPERATION AND MAINTENANCE. Debtor will operate, maintain, protect and care for the Collateral. Without limiting the generality of the foregoing, Debtor will:

                  a. Except as to obsolete Collateral, service, repair, keep in good running order and condition, store and shelter the Collateral;

                  b. Operate the Collateral in a careful manner and in compliance with all applicable laws, rules and regulations, all conditions and requirements of the insurance required under paragraph 11 hereof and all manufacturer's instructions and warranty requirements, where the failure to so operate the Collateral would have a material adverse effect thereon; and

                  c. Not make any alterations or additions which detract from the Collateral's economic value or functional utility except as may be required by law.

         8. INSPECTION RIGHTS. Secured Party, through its employees, agents and representatives, shall have the right to inspect the Collateral at reasonable times during normal business hours and upon reasonable notice to Debtor.

         9. TRANSFER OF COLLATERAL. Without the prior written consent of Secured Party, Debtor shall not sell or transfer nor suffer any sale or transfer of the Collateral, nor any part thereof, nor any interest of Debtor therein, if after giving effect to any such sale or transfer, the aggregate Specified Value (as defined in the Loan Agreement) of the remaining Collateral would be less than two hundred percent (200%) of the Maximum Loan Amount (as defined in the Loan Agreement), on such date. In the event that the foregoing Specified Value test is maintained, then upon sale or transfer of a portion of the Collateral the security interest created hereunder shall be deemed to be released. In the event that Debtor desires to sell or transfer any specific Collateral or interest therein, provided that Debtor certifies to Secured Party quarterly that the Specified Value of the remaining Collateral is at least equal to two hundred percent (200%) of the Maximum Loan Amount, and Secured Party has no reasonable basis to conclude that such certification is incorrect, Secured Party shall execute and deliver such documents as are reasonably required by Debtor to release the Secured Party's security interest in and to that portion of the Collateral to be sold or transferred. Debtor shall pay all reasonable costs, expenses and fees incurred by Secured Party in connection with such releases.

         10. DEBTOR'S REPRESENTATIONS, COVENANTS AND WARRANTIES. In addition to any other representations, covenants and warranties contained herein, Debtor hereby represents, covenants and warrants to Secured Party as follows:

                  a. That Debtor is the owner of the Collateral, has not previously assigned, transferred or granted any other security interest in the Collateral or any portion thereof (and shall not do so in the future such that giving effect to any such assignment, transfer or security interest the aggregate Specified Value of the Collateral is less than two hundred percent (200%) of the Maximum Loan Amount), has full right, power and authority and capacity to grant to Secured Party a security interest in the Collateral, and shall defend the Collateral against the claims and demands of all persons other than Secured Party;

                  b. That Debtor is on the date hereof storing or using the Collateral at Reno and Las Vegas, Nevada, San Jose and Los Angeles, California, and Gulfport, Mississippi, and (except for portions of the Collateral shipped to Debtor's vendors for repairs or portions of the Collateral moved to another location for immediate installation on an airframe or engine at such location or removed from an airframe or engine at another location pending prompt shipment to Debtor's Vendors for repair or to one of the locations listed above) shall not permanently move the Collateral to any other location, except that Debtor may permanently move the Collateral to any other domestic location served by Debtor if Debtor provides Secured Party 15 days advance notice of such relocation and agrees to pay the reasonable cost of Secured Party perfecting its security interest in the Collateral located in such other location.

                  c. That Debtor shall give Secured Party prior written notice of any proposed change in the name or entity under which Debtor is conducting its business.

         11. INSURANCE. Debtor shall provide and maintain in full force and effect, until all obligations secured hereby have been paid in full, a policy or policies of insurance on the Collateral in an amount or amounts customarily insured against by corporations engaged in the same or similar business and similarly situated as Debtor. Such policy or policies shall name Secured Party as a loss payee as its interest may appear and shall insure against loss resulting from fire and such other hazards as are customarily insured against with respect to property which is similar to the Collateral in function, value and use. Such policy or policies shall be in form, content and amount, and be issued by a company or companies acceptable to Secured Party. Debtor shall provide Secured Party with evidence of such policy or policies and shall provide Secured Party with evidence of renewal of such policy or policies at least ten
(10) days prior to expiration. Any such policy shall provide that it may not be canceled without at least thirty (30) days prior written notice to Secured Party.

                  Within ten (10) days after obtaining knowledge of any damage to any portion of the Collateral in excess of $250,000.00, Debtor shall so notify Secured Party in writing.

                  Provided that no Event of Default then exists hereunder or under any Secured Obligation hereby, Secured Party shall release any insurance proceeds resulting from such damage for the purpose of assisting Debtor in repairing such Collateral or replacing such Collateral with goods the quality, value and function of which is at least equal to that of the Collateral which has been damaged. In the event that the cost of repairing or replacing any damaged Collateral is estimated to exceed the insurance proceeds available for such purpose, Debtor agrees to pay such excess cost unless it reasonably determines that such repair or replacement is not necessary for its ongoing operations and Secured Party may condition its release of the insurance proceeds upon the receipt of evidence acceptable to Secured Party of Debtor's ability to pay any such excess cost (the "Excess Cost").

                  If an Event of Default has occurred and is continuing, then Secured Party may apply the insurance proceeds to the payment of any Secured Obligation, in such order as Secured Party may determine in its sole discretion.

         12. EVENTS OF DEFAULT. The occurrence of an Event of Default under the terms of the Loan Agreement shall constitute a default hereunder (an "Event of Default").

         13. ACCELERATION. Upon the occurrence of an Event of Default, Secured Party may, at its option, declare immediately due and payable all of the Secured Obligations, and the same shall thereupon become immediately due and payable without notice to or demand on Debtor.

         14. REMEDIES. The rights, powers and remedies given to Secured Party by this Agreement shall be in addition to all rights, powers and remedies given to Secured Party by virtue of any statute or rule of law, including all rights and remedies of a secured party under the UCC, and, in addition, shall include, but not be limited to, the right to require Debtor to assemble the Collateral and to make it available to the Secured Party at a place to be designated by the Secured Party which is reasonably convenient to the Debtor and Secured Party. Any forbearance or failure or delay by Secured Party in exercising any right, power or remedy hereunder shall not be deemed to be a waiver of any other right, power or remedy, nor as a continuing waiver.

         15. POWERS OF ATTORNEY. Debtor appoints Secured Party the attorney in fact of Debtor to prepare, sign, file and record one or more financing statements, applications for registration or certificate of ownership or title, and like papers, and to take any other action after the occurrence and continuance of an Event of Default deemed necessary, useful or desirable by Secured Party to perfect and preserve Secured Party's security interest hereunder.

         16.      TIME. Time is of the essence of this Agreement.

         17. BINDING EFFECT. This Agreement shall inure to the benefit of, and be binding upon, the heirs, assigns, transferees, personal representatives and successors in interest, in any capacity, of the parties hereto.

         18. NOTICES. Any notice which either party hereto deems necessary, useful or desirable to give the other may be given by telefax or by depositing the notice or a copy thereof in the United States mails addressed to such other party at the address shown herein. Receipt thereof by the addressee is conclusively presumed on the business day next following the dispatch thereof. For purposes of Nevada Revised Statutes ("NRS") 104.9504(3), the parties agree that mailing a written notice to Debtor at the address set forth on page 1 of this Security Agreement as the address of Debtor's chief place of business, or at such other address as Debtor has notified Secured Party in writing, which notice specifies the time and place of any public or private sale of the Collateral, 30 days before the date such sale is to take place shall be deemed to be reasonable notification of such sale.

         19. DEBTOR'S OBLIGATION TO MAKE COLLATERAL AVAILABLE TO SECURED PARTY. Upon the occurrence and continuance of an Event of Default, the Secured Party may require Debtor to assemble the Collateral and make it available to Secured Party at a place within Washoe County, Nevada, to be designated by Secured Party which is reasonably convenient to both parties. Without removal Secured Party may dispose of the Collateral on the Debtor's premises under NRS 104.9504.

         20. ADDITIONAL RIGHTS OF SECURED PARTY. If said Collateral or any portion thereof now or hereafter consists of instruments, documents, chattel paper, accounts, general intangibles, or goods in the possession of Secured Party, then upon the occurrence and continuance of an Event of Default:

                  a. At any time, and following fifteen (15) days written notice to Debtor given in the manner provided in paragraph 18 above, and at the expense of Debtor, Secured Party, in its name or in the name of its nominee or of Debtor, may, but shall not be obligated to:

                           (i) notify any person obligated on any security instrument or other paper subject to this Agreement of its rights hereunder;

                           (ii) collect by legal  proceedings  or otherwise  all
                  dividends, interest, principal and other sums now or hereafter payable upon or on account of the Collateral;

                           (iii)    perform any obligation of Debtor hereunder.

                  b.       Protest is waived.
                  c.       Debtor waives any right to require Secured Party to:

                           (i)  proceed against third persons;

                           (ii) proceed against or exhaust any Collateral,or

                           (iii) pursue any remedy available to Secured Party.

                  d.       Debtor warrants:

                           (i) that the Collateral is true, genuine and all that it purports on its face to be;

                           (ii) that the persons  whose  names  appear on the
                                Collateral were the persons who executed the Collateral;

                           (iii) that the Collateral is not overdue nor in
                                default; and

                           (iv) that there are no issuer's restrictions or liens
                                on the Collateral except pursuant to the Indenture Agreement or otherwise permitted hereunder nor on the transferability of the Collateral.

         IN WITNESS WHEREOF, the parties have executed and delivered this Security Agreement the day and year first above written at the place specified.

                                          RENO AIR, INC., a Nevada corporation,


                                          By:  B. J. RONE
                                               B.J. RONE
                                          Its: Senior Vice President and
                                               Chief Financial Officer
                                                  "Debtor"

                                          U.S. BANK


                                          By:  JACK W. PRESCOTT

                                          Its:   Vice President
                                                 "Secured Party"

                                                                   EXHIBIT 10.2




                               MULTIHOST AGREEMENT

                                     between

                                 RENO AIR, INC.

                                       and

                              THE SABRE GROUP, INC.




Confidential treatment is being requested for portions of this exhibit under Rule 246.2 promulgated under the Securities and Exchange Act of 1934, as amended. *** indicates where information has been omitted and filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.

                                TABLE OF CONTENTS


1        Definitions........................................................1

2        Term...............................................................5

3        Licenses Granted...................................................5
         3.1      License to Use SABRE......................................5
         3.2      License to Copy SABRE Documentation.......................6
         3.3      License to Use the SDT and SABRE Marks....................6

4        Implementation and Acceptance......................................7
         4.1      Time of Essence...........................................7
         4.2      SABRE Implementation Timeline.............................7
         4.3      Designated Responsible Personnel..........................7
         4.4      Equipment Type Acceptance.................................7
         4.5      Hardware/Software Certification...........................8
         4.6      SDT to Establish Customer Database........................8
         4.7      Pre-Commencement Testing..................................9
         4.8      SABRE Testing and Acceptance..............................9
         4.9      Customer Not Ready.......................................10
         4.10     Customer Equipment.......................................10
         4.11     System Cutover Support...................................10
         4.12     Communication with SABRE.................................11
         4.13     Communications Protocol..................................11
         4.14     Schedule Changes.........................................11

5        Training..........................................................12
         5.1      Initial Training.........................................12
         5.2      Additional Training......................................12
         5.3      SABRE-Assisted Instruction ("SAI").......................12

6        SABRE Documentation...............................................13
         6.1      SABRE Training Manuals...................................13
         6.2      SABRE Operating Manual...................................13

7        Customer's Use of SABRE...........................................13
         7.1      SABRE for Internal Use Only..............................13
         7.2      Customer Employees to Use SABRE..........................14
         7.3      Restrictions on Installation/Use of Reservations
                  Terminals................................................14
         7.4      Customer Locations and Equipment Notice..................14

8        Database Support..................................................15
         8.1      The Customer Database....................................15
         8.2      Passenger Name Record Database...........................15
         8.3      SDT to Maintain Customer and SABRE Databases.............15
         8.4      Flight Availability Information..........................16
         8.5      Access to SABRE Restricted...............................16
         8.6      SDT Database Suppliers...................................17

9        SABRE System Performance..........................................17
         9.1      Performance Standards....................................17
         9.2      Routine SABRE Downtime...................................17
         9.3      Extended Downtime........................................18
         9.4      SABRE Errors and Problems................................18
         9.5      SABRE Performance Reports and Logs.......................18

10       Additional Services...............................................19
         10.1     ***......................................................19
         10.2     ***......................................................19
         10.3     Enhancement Program Hours................................19
         10.4     ***......................................................20
         10.5     ***......................................................20
         10.6     ***......................................................20

11       Release and Indemnification.......................................20
         11.1     Release..................................................20
         11.2     Indemnification of SDT...................................20
         11.3     Indemnification of Customer..............................21
         11.4     Notification of Claim....................................22
         11.5     No Implied Warranties....................................22
         11.6     Consequential Damages....................................22
         11.7     Limitation on Liability..................................23

12       SABRE Enhancements, New Functions and Modifications...............23
         12.1     SDT Changes to SABRE.....................................23
         12.2     Customer Changes to SABRE................................23
         12.3     SABRE Enhancement and New Function Implementation........24
         12.4     SDT Test of Enhancements and New Functions...............24

13       Charges...........................................................25
         13.1     Database Initiation Fee..................................25
         13.2     Implementation Fees......................................25
         13.3     PNRs.....................................................25
         13.4     Revenue Accounting System................................25
         13.5     Pricing..................................................26
         13.6     Minimum Monthly Fee......................................26
         13.7     Increase Provision.......................................26
         13.8     PNR for Past Date Investigation on CD-ROM................27
         13.9     Labor and Materials Rate.................................27
         13.10    Third Party Charge.......................................28
         13.11    Out of Cycle Processing..................................28
         13.12    Reimbursement to SDT for Travel Expenses.................28
         13.13    Deposit..................................................29
         13.14    Currency.................................................29

14       Taxes.............................................................29
         14.1     Taxes....................................................29
         14.2     Documentation of Taxes...................................29

15       Payment...........................................................30
         15.1     Projected Passengers Boarded.............................30
         15.2     Initial Invoice..........................................30
         15.3     Monthly Invoices.........................................31
         15.4     Monthly Invoice for System Changes.......................31
         15.5     Method of Payment........................................31
         15.6     Interest Charges.........................................31

16       Force Majeure.....................................................32

17       Title.............................................................32

18       Nondisclosure.....................................................32
         18.1     Proprietary Information..................................32
         18.2     Nondisclosure............................................33
         18.3     Return of Proprietary Information........................33
         18.4     Disclosure of Agreement..................................33
         18.5     Survival of Nondisclosure Duty...........................34

19       Injunctive Relief.................................................34

20       Termination and Default...........................................34
         20.1     Default..................................................34
         20.2     Rights Upon Termination..................................35
         20.3     Bankruptcy...............................................35

21       Duty to Cooperate.................................................36

22       Assignment........................................................36

23       Corporate Changes.................................................36

24       Relationship of Parties...........................................37

25       Exclusivity.......................................................37

26       Notices...........................................................37

27       Governing Law.....................................................38

28       Waiver............................................................38

29       Captions..........................................................38

30       Severability......................................................38

31       Additional Covenants..............................................39

32       No Third Party Beneficiaries......................................39

33       Surviving Sections................................................39

34       Entire Agreement..................................................40

EXHIBIT A: FUNCTIONAL DEFINITION..........................................A-1

EXHIBIT B: STANDARD RATES.................................................B-1

EXHIBIT C: ACKNOWLEDGMENT.................................................C-1

EXHIBIT D: APPROVED LOCATIONS FOR INSTALLATION OF
                    SABRE RESERVATIONS TERMINALS..........................D-1

                               MULTIHOST AGREEMENT



         THIS MULTIHOST AGREEMENT (this "Agreement") is made this 14th day of April, 1997, by and between The SABRE Group, Inc. ("TSG"), a Delaware corporation, by and through its SABRE Decision Technologies division ("SDT") and Reno Air, Inc., a Nevada corporation ("Customer").

                                    RECITALS

         WHEREAS, SDT provides multihost data processing services to commercial airlines. Such services include computerized reservations, inventory control flight operations, communications, and other services.

         WHEREAS, Customer is a scheduled air carrier and, as such, requires multihost data processing services that SDT can provide using SABRE, and will, by this Agreement, procure such services exclusively from SDT.

         WHEREAS, SDT is willing to provide such data processing services to Customer in accordance with the terms of this Agreement.

         NOW, THEREFORE, SDT and Customer agree as follows:

1        Definitions
         For the purposes of this Agreement, the following terms shall have the meanings set forth below:

         1.1      "ATPCO" shall mean Airline Tariff Publishing Company.

         1.2 "Central Site" shall mean the data processing facility located in Tulsa, Oklahoma.

         1.3 "Customer Codeshare Partners" shall mean any airline which operates regularly scheduled, passenger air transportation services marketed under Customer's "QQ" designator code and whose participation under this Agreement has been approved in advance and in writing by SDT.

         1.4 "Customer Database" shall mean information stored in SABRE that relates to Customer and to Customer's air schedules, fares, and passengers, including, but not limited to, inventory records of Customer's flights, and passenger name records that include airline segments.

         1.5 "Equipment" shall mean the communications terminals, terminal controllers, printers and modems, including any software protocols that modify the operation of such hardware, used by Customer to communicate with SABRE.

         1.6 "Funnel Flight" shall mean a flight (a)(i) for which a through flight number has been assigned to two (2) or more connecting flights, and (ii) for which the through flight number is different from the flight numbers of the component flights, or
                  (b) for which the assigned flight number has a single point of origin and multiple destinations or multiple points of origin and a single destination.

         1.7 "Message" shall mean each time an enter key is pressed to send information to the system and/or when information is generated from an answerback or protected device.

         1.8 "New Function" shall mean any modification to SABRE that adds a capability not resident in SABRE on the SABRE Implementation Date.

         1.9 "Other Customer" shall mean any other air carrier which obtains services from SDT which are substantially similar to those received by Customer.

         1.10 "Passenger Boarded" shall mean a fare-paying passenger, either confirmed space, space available, or standby, who is boarded on a Customer flight or on a flight operated by a Customer Codeshare Partner under Customer's "QQ" designator code or a charter flight operated under Customer's "QQ" designator code and processed through SABRE. A Passenger Boarded on a direct flight that makes one (1) or more intermediate stops, whether or not including a change of equipment, shall be counted as one (1) Passenger Boarded. A passenger traveling on a Funnel Flight shall be regarded as more than one (1) Passenger Boarded. A passenger making a connection at an intermediate point by deplaning from one (1) flight and boarding another flight shall be considered as more than one (1) Passenger Boarded.

         1.11  "Performance  Standards" shall have the meaning assigned to it in
               Article 9.1.

         1.12 "SABRE" shall mean TSG's computerized reservations system and related data processing services used in relation to the provision of air transportation services. As provided to Customer hereunder, SABRE shall initially provide all of the functions listed in Exhibit A to this Agreement.

         1.13 "SABRE Acceptance Criteria" shall mean the criteria that SABRE must meet, as specified in Article 4.8 below, prior to acceptance of SABRE by Customer.

         1.14 "SABRE Acceptance Date" shall mean the date on which Customer and SDT jointly agree that the SABRE Acceptance Criteria have been met.

         1.15 "SABRE Commencement Month" shall mean the month in which SABRE shall become operational for Customer.

         1.16 "SABRE Commencement Year" shall mean the calendar year in which SABRE shall become operational for Customer.

         1.17 "SABRE Database" shall mean information stored in SABRE with respect to air transportation, including, but not limited to, inventory records of airline flights, passenger name records, fare and schedule information and other information. The SABRE Database includes the Customer Database and similar databases for other air carrier users of SABRE.

         1.18 "SABRE Enhancements" shall mean any modification to existing SABRE functions that would change the method of operation or display of the functions specified in Exhibit A.

         1.19 "SABRE Implementation Date" shall mean the date, mutually agreed between SDT and Customer (but which date shall, in any event, be no later than November 7, 1997), by which (i) SDT gives Customer access to the SABRE system for operational use, and (ii) SDT billing of Customer for use of the SABRE system begins.

         1.20     "Standard Rates" shall have the meaning set out in Exhibit B.

         1.21 "State" shall mean any of the fifty (50) states of the United States of America.

         1.22     "TCN" shall mean Ticket Control Notification Capability.

         1.23 "TCP/IP" shall mean Transmission Control Protocol/Interface Processes.

2        Term
         This Agreement shall become effective upon execution and shall continue for a term of seven (7) years after the SABRE Implementation Date.

3        Licenses Granted
         3.1 License to Use SABRE. SDT hereby grants to Customer and Customer accepts from SDT, for the term of this Agreement, a non-exclusive and non-transferable license to use SABRE. Such license shall include the use of SABRE (i) in connection with all of Customer's air transportation operations, as currently constituted and as they may from time to time be constituted during the term of this Agreement; (ii) for any SABRE Enhancements or New Functions; and (iii) on any additional Equipment of Customer which may from time to time be installed by Customer, provided, however, that the Equipment has been certified by SDT as acceptable for use with SABRE.

         3.2 License to Copy SABRE Documentation. SDT hereby grants to Customer, for the term of this Agreement, a non-exclusive and non-transferable license to copy for Customer's internal use any documentation provided to Customer hereunder. Customer agrees that it shall not sell, transfer or otherwise disclose such documentation to any third party.

         3.3 License to Use the SDT and SABRE Marks. SDT hereby grants to Customer, for the term of this Agreement, a non-exclusive and non-transferable license to use the "SABRE" trade name and trademark or the then current trade name or trademark being used by SDT to describe its multihost products (collectively referred to as the "Trademarks"). The Trademarks may be used for advertising, public relations, or other similar purposes consistent with this Agreement, provided, however, that the use of such Trademarks shall conform with SDT's graphical standards. SDT shall provide to Customer the appropriate graphical standards for use of the Trademarks. SDT may supervise Customer's use of the Trademarks to ensure that such use is in conformance with SDT's registrations and with the purposes for which this license has been granted.

4        Implementation and Acceptance
         4.1 Time of Essence. SDT and Customer shall provide the resources necessary to complete all of their respective responsibilities under this Agreement and shall use reasonable efforts to meet the SABRE Implementation Date.

         4.2 SABRE Implementation Timeline. SDT and Customer will prepare an implementation project plan, mutually agreeable to SDT and Customer, for Customer's multihost implementation in SABRE.

         4.3 Designated Responsible Personnel. SDT and Customer hereby agree to designate project managers for the implementation of SABRE. Each project manager is authorized to establish test procedures for SABRE, to establish training schedules and training outlines for Customer personnel training, to be responsible for database construction, and otherwise to coordinate the implementation of SABRE. Each party may rely upon the representations and agreements of the project manager designated by the other party. A party may designate a successor project manager at any time by providing notice of such successor to the other party.

         4.4 Equipment Type Acceptance. All Equipment used by Customer to access Customer's database in SABRE must be certified by SDT. SDT shall consult with and provide assistance to Customer regarding the certification requirements. SDT shall use reasonable efforts to complete certification within ten (10) business days after Customer notifies SDT that the hardware and software are ready for certification, provided that (i) SDT receives three (3) weeks prior written notice of the date that the hardware and software shall be ready for certification; (ii) SDT receives the hardware in Tulsa, Oklahoma, at Customer's expense, at least one (1) week prior to testing; (iii) customer provides at least one (1) person to assist with testing; and (iv) the software provided to SDT for testing is free of all defects.

         4.5 Hardware/Software Certification. Provided that Customer complies with Article 4.4, SDT will certify (at the then prevailing SDT Standard Rates) Customer's in-house automation hardware and software as acceptable for use on the SABRE network or, for any hardware or software that cannot be certified as such, identify alternative hardware/software reasonably acceptable to Customer.

         4.6 SDT to Establish Customer Database. SDT shall establish the Customer Database using data provided by Customer from its current reservation system. SDT shall establish a Customer Database for test and training purposes prior to the SABRE Implementation Date, and shall thereafter reestablish the Customer Database on the SABRE Implementation Date using the most current data from Customer's current reservation system. The databases to be created include SABRE reservations and airport processing. Other databases may also be created as required by SDT for the full functioning of SABRE. Customer shall cooperate with SDT in obtaining the requisite data from Customer's current reservation system or from other sources as SDT may require.

         4.7 Pre-Commencement Testing. Prior to the SABRE Implementation Date, SDT shall conduct such tests as are reasonably practicable to ensure that SABRE shall meet the SABRE Acceptance Criteria promptly after the SABRE Implementation Date and that the transfer from Customer's current reservation system to SABRE shall take place with as little disruption as may be reasonably practicable under the circumstances.

         4.8 SABRE Testing and Acceptance. Customer and SDT shall agree, within thirty (30) days after the execution of this Agreement, on testing and demonstration procedures to be carried out prior to the SABRE Implementation Date to determine how the SABRE Acceptance Criteria shall be met. The SABRE Acceptance Criteria shall have been met when Customer and SDT jointly agree that (i) SABRE is functional on Customer's Equipment; and (ii) all critical functions as identified in Exhibit A are fully operational within Customer's Database. The testing and demonstration procedures shall be carried out by the SABRE Implementation Date on a random sample of the Equipment at a representative number of Customer locations. The date on which Customer and SDT agree that the SABRE Acceptance Criteria have been met shall be the SABRE Acceptance Date and such agreement shall constitute acceptance of SABRE by Customer. If SDT believes that the SABRE Acceptance Criteria have been met and Customer does not concur, Customer shall specify within five
                  (5) days, in reasonable detail, in what respect(s) SABRE has failed to meet the SABRE Acceptance Criteria. SDT shall promptly take all reasonable steps necessary to remedy any defects with which SDT agrees.

         4.9 Customer Not Ready. If Customer fails or is unable to implement SABRE by the SABRE Implementation Date identified under Article 1.15, unless such failure or inability is caused in whole or in part by SDT or a vendor working on behalf of SDT, Customer shall pay SDT the minimum monthly fee referred to in Article 13.6 until SABRE is implemented. After the SABRE Implementation Date, Customer shall pay SDT a monthly fee as calculated in accordance with Article 13.5. Payment for all fees, due and owing to SDT under this Article 4.9, shall be collected from Customer in accordance with procedures identified in Article 15. If Customer does not implement SABRE within twelve (12) months from the date of execution of this Agreement, then SDT has the right to terminate the Agreement in accordance with Article 20 and Customer shall forfeit all fees paid to SDT under Article 13.

         4.10 Customer Equipment. Customer shall be responsible for obtaining, installing, and maintaining the Equipment, at its own expense, including any modification to existing communications protocol, as defined in Article 4.12. SDT shall cooperate with Customer to facilitate the connection of Customer's Equipment to SDT's Central Site facilities.

         4.11 System Cutover Support. To facilitate Customer's access to the SABRE System for operational use, SDT will provide onsite cutover coverage support, including technical support of SDT if necessary, at no charge to Customer, other than travel and incidental expenses, for a period of no more than seven (7) days from the SABRE Implementation Date. If additional support is required beyond that period in connection with Customer's newly installed hardware and software systems, SDT shall provide technical support as necessary (at the then prevailing SDT standard rates) to Customer.

         4.12 Communication with SABRE. Unless SDT and Customer otherwise agree under a separate agreement, Customer will order, install and maintain all telecommunications lines and peripheral hardware to its reservations offices and airport stations, at its own expense. Such hardware must be certified to SDT's specifications prior to installation. To facilitate Customer's multihost implementation in SABRE, SDT shall provide technical support (at the then prevailing SDT Standard Rates) in connection with Customer's newly installed hardware and software system operational upon reservations system cut over.

         4.13 Communications Protocol. SDT shall implement any new TCP/IP for communications protocols between SDT and Customer concurrently with, or prior to, SDT implementing these TCP/IP between SABRE and other multihost customers.

         4.14 Schedule Changes. Customer shall provide schedule information and changes to the Customer Database by inputting them through Customer's Equipment in accordance with SDT's established procedures, which may be modified from time to time at SDT's discretion with at least ten (10) days advance notice to Customer. Such procedures shall be provided to Customer. Customer shall be responsible for the accuracy of Customer's schedule information and changes.

5        Training
         5.1 Initial Training. SDT shall provide training in the operation and use of SABRE to a maximum of ten (10) supervisory, instructor and noninstructor personnel designated by Customer. Such personnel shall be divided into no more than two (2) classes, and each class shall not exceed twenty (20) business days in duration. Training shall occur prior to the SABRE Implementation Date on dates mutually acceptable to Customer and SDT. All training specified in this Article 5.1 shall be conducted at Dallas/Fort Worth, Texas, or at some other location acceptable to Customer and SDT. Customer shall reimburse SDT for applicable costs and expenses incurred in connection with such training as identified in Article 13.12.

         5.2 Additional Training. SDT shall from time to time provide additional training for Customer's supervisory and instructor personnel, and, at Customer's request, additional special training to non-instructor personnel. The exact timing of such additional training shall be subject to instructor availability, and charges for such training shall be no higher than the then current SDT standard rate for such training.
                  Such additional training shall be conducted at a location acceptable to SDT and Customer.

         5.3 SABRE-Assisted Instruction ("SAI"). SAI courses within SABRE shall be available to Customer at no charge to Customer. If Customer wishes to modify such courses or develop additional courses, SDT shall provide assistance at the then prevailing Standard Rate.

6        SABRE Documentation
         6.1 SABRE Training Manuals. SDT shall provide training materials to all Customer personnel who are to become trainers of SABRE. In addition, SDT shall provide two (2) sets of training materials in reproducible form to allow Customer to make sufficient copies of such materials to train its personnel.

         6.2 SABRE Operating Manual. SDT shall provide one (1)SABRE Operating Manual containing operating instructions for Customer's use in developing internal operating procedures for use of SABRE. After the SABRE Implementation Date, Customer shall have access to the SABRE operating manual in softcopy form for display on Customer's Equipment.

7        Customer's Use of SABRE
         7.1 SABRE for Internal Use Only. Customer shall use SABRE for its own internal use and only for the purposes contemplated by this Agreement. Customer's internal use shall include the use of SABRE in conjunction with other Customer's Codeshare Partners, if any, which Customer Codeshare Partner shall be disclosed to SDT as and when they become Customer's Codeshare Partners. Customer shall use SABRE only in accordance with the SDT operating rules and procedures. Customer shall not sell, lease, sublicense or otherwise convey SABRE or any SABRE services to any third party, nor shall it misuse SABRE or engage in unethical business practice in connection therewith. Intentional misuse shall be considered a material breach of this Agreement.

         7.2 Customer Employees to Use SABRE. Customer shall restrict access to SABRE to Customer's employees, to employees of Customer's Codeshare Partners, and to responsible subcontractors authorized by Customer to conduct telephone passenger reservations services, reservations data management services or airport passenger services, in each case on behalf of Customer. Customer shall take reasonable precautions to prevent unauthorized access to SABRE, and Customer shall obtain from any Customer Codeshare Partners, who have access to use, or on whose behalf SABRE is used, under this Agreement, an acknowledgment, in the form attached as Exhibit C, to be bound by all the terms and conditions of this Agreement and any Exhibits hereto. Customer shall provide such agreements to SDT upon request.

         7.3 Restrictions on Installation/Use of Reservations Terminals. Customer may install SABRE reservations terminals for use by specific corporate accounts, tour operators, travel wholesalers, third party reservations services, and others, as identified in Exhibit D. Customer is prohibited from installing SABRE reservations terminals in any retail travel agency that subscribes to SABRE.

         7.4 Customer Locations and Equipment Notice. After the SABRE Implementation Date, Customer shall notify SDT prior to using SABRE at a new location or with additional Equipment. Customer shall not connect to SABRE or use in connection with SABRE any Equipment unless the installation or connection of such Equipment meets SDT's specifications and has been certified by SDT.

8        Database Support
         8.1 The Customer Database. SDT acknowledges that the Customer Database contains information proprietary to Customer. The
                  Customer Database shall be and remain the sole property of Customer and only Customer Equipment, and those SDT terminals mutually agreed upon by SDT and Customer, shall be able to access the Customer Database, provided, however, that SDT's data processing personnel shall have access to the Customer Database to ensure the integrity and performance of SABRE. All SDT data processing personnel having access to the Customer Database, including for this purpose the personnel of any company controlled by, controlling, or under common control with SDT, shall be made aware of their duty to maintain the confidentiality of the Customer Database and of their duty to use such access only for purposes contemplated by this Agreement. Customer acknowledges that the location of the Customer Database may be physically separate from the databases of Other Customers of SDT.

         8.2 Passenger Name Record Database. SDT shall provide to Customer a passenger name record ("PNR") database as set out in Exhibit A.

         8.3 SDT to Maintain Customer and SABRE Databases. SDT shall maintain, or cause to be maintained, the SABRE Database, the contents of which shall be determined by SDT and used by Customer (if dedicated to Customer's use) or alternatively, used jointly by Customer and other Customers (if not so dedicated). SDT shall also maintain, or cause to be maintained the Customer Database, and shall make backup archival copies of the Customer Database at least once in each twenty-four
                  (24) hours (but not less frequently than for any Other Customer) so that if the Customer Database is for any reason erased or destroyed, SDT shall be able promptly to recover it.

         8.4 Flight Availability Information. Information with respect to the availability of flights of airlines other than Customer shall be displayed within the Customer Database pursuant to agreements between SDT and such other airlines. If Customer requires the display of availability for any airline with which SDT does not have an availability agreement, Customer must comply with SDT's availability loading procedures. These procedures shall be provided to Customer upon request.

         8.5 Access to SABRE Restricted. Access to data contained within SABRE is restricted by functional identification ("Duty Codes") to ensure data security. Customer agrees that the Duty Codes used by Customer unless otherwise agreed to by SDT, shall be identical to those used by SDT. SDT shall use the same security procedures to protect Customer's Database from unauthorized access as it uses for its own most confidential data. If SDT adheres to such security procedures, there shall be a presumption that SDT has satisfied its obligation to protect the confidentiality of Customer's Database. SDT reserves the right to modify its regulations and procedures from time to time to improve such protection. Should
                  Customer's Database be lost or destroyed, SDT shall, at its own expense, reconstruct Customer's Database within *** of such loss or destruction. To the extent that reconstruction of the Customer Database requires data solely in Customer's possession, SDT shall reconstruct such Database within twenty-four (24) hours of receiving such data from Customer.

         8.6 SDT Database Suppliers. SDT'S use of the SABRE Database is, or may be, subject to certain restrictions and covenants set forth in agreements with database suppliers. Customer agrees to comply with such restrictions and covenants provided that copies of the agreements in which they are contained are provided to Customer promptly upon execution of this Agreement, with respect to existing agreements, and fifteen
                  (15) days prior to the effective date of any such restriction or covenants that are imposed on SDT thereafter. In providing copies of such agreements to Customer, SDT may delete pricing or other commercially sensitive information. To the extent that information from such database suppliers becomes unavailable, SDT is relieved of its obligations to provide such data to Customer; however, SDT will use reasonable efforts to supply economical replacement data.

9        SABRE System Performance
         9.1 Performance Standards. SDT's Central Site hardware and software shall be maintained ***per day, ***per week, by SDT and/or by other parties with whom SDT has agreements to maintain its hardware and software, subject to SABRE downtime referred to in Articles 9.2 and 9.3.

         9.2 Routine SABRE Downtime. SDT may from time to time schedule SABRE downtime for system maintenance and software modifications. Except for operational necessity, scheduled downtime shall occur between 1800 and 0700 United States Central Time ("CT"). SDT shall give Customer not less than twenty-four (24) hours notification of scheduled downtime and expected duration.

         9.3 Extended Downtime. SABRE may also be unavailable for longer periods for hardware upgrades, facility modification and repair, reorganization of the SABRE Database, and similar reasons. Unless emergency conditions require otherwise, there shall be no more than one (1) such downtime every six (6) months. SDT shall use its best reasonable efforts to ensure that such downtime does not exceed eight (8) hours, and occurs between the hours of 2100 and 0700 CT if on weekdays, and 1900 and 0700 CT if on weekends or on a U.S. holiday. SDT shall consult with Customer in scheduling such downtime and shall use its best reasonable efforts to accommodate Customer with respect to scheduling. Although SDT shall use its best reasonable efforts to avoid unscheduled downtime and to maintain uptime at an industry competitive level, such downtime may occur despite such efforts.

         9.4 SABRE Errors and Problems. After receiving notice from Customer of any problems with SABRE, SDT shall attempt to correct the problem within a reasonable period of time. SDT shall accord to Customer the same priority, speed of response, and degree of effort that it accords or would accord to any Other Customer or American for a similar problem.

         9.5 SABRE Performance Reports and Logs. Operating logs and performance reports maintained in connection with the services herein performed shall be available for Customer's review upon forty-eight (48) hours notice during business hours at the Central Site. Absent a showing of good cause, the review shall take place no more frequently than once every twelve (12) months.

10       Additional Services
         10.1     ***

         10.2     ***

         10.3 Enhancement Program Hours. SDT will provide Customer, ***, with an annual allocation of *** of programming time for system enhancements requested by Customer during the term of this Agreement. For the avoidance of doubt: (i) no more than ***of programming time may be rolled to the next calendar year; (ii) no more than ***of programming time may be used in any one calendar year; and (iii) Customer will not receive any monetary or other credit for unused programming time.

         10.4     ***

         10.5     ***

         10.6     ***

11       Release and Indemnification
         11.1 Release. SDT shall not be liable to Customer (i) for delays, errors, malfunctions or breakdowns of SABRE, unless such delays, errors, malfunctions or breakdowns are attributable to or the result of SDT'S willful misconduct; or (ii) with respect to any action or omission taken or not taken in accordance with this Agreement or pursuant to instructions properly received from Customer, unless such action or omission, as the case may be, is attributable to or the result of SDT's willful misconduct.

         11.2 Indemnification of SDT. Customer shall indemnify, defend and hold SDT, TSG, American and AMR Corporation and their respective officers, directors, employees, and agents (collectively, the "Indemnified Party") harmless from and against any and all losses, claims, damages, judgments, liabilities or expenses (including without limitation reasonable counsel fees and expenses) (collectively "Claims") arising under, out of, or in connection with this Agreement or the services provided hereunder and made against the Indemnified Party by any passenger or other person doing business with Customer, specifically including without limitation those Claims which arise out of the Indemnified Party's sole, joint or contributory negligence, but specifically excluding those Claims which arise out of the gross negligence or willful misconduct of the Indemnified Party.

                  11.2.1 It is the express intent of Customer and SDT that Customer indemnify, defend and hold harmless the Indemnified Party against those Claims identified in
                           Article 11.2 above which arise from the negligence (active or passive) of the Indemnified Party. SDT's decision to enter into this Agreement and to provide the services identified herein are in exchange for SDT's limited liability referred to in Article 11.2 above. SDT would not have entered into this Agreement for the consideration provided herein but for Customer's agreement to indemnify, defend and hold harmless SDT as provided above.

         11.3 Indemnification of Customer. SDT shall indemnify, defend and hold Customer and its officers, directors, employees and agents harmless from and against any and all Claims arising under, out of, or in connection with the misappropriation, violation or infringement of any proprietary rights, trade secrets, patent rights, copyrights, trademarks or service marks with respect to the use of SABRE, except for intentional misappropriation, violation or infringement of such items by Customer or its affiliates.

         11.4 Notification of Claim. The Indemnified Party or Customer, as the case may be, shall give prompt written notice to the other party of the receipt of any claim or the commencement of any action which is or may be covered by the applicable indemnity under this Article 11, but the failure to so notify such party shall not relieve the indemnifying party of any liability that it may have under this Article 11 except to the extent that the defense of such action is prejudiced thereby. Upon receipt of such notice, the indemnifying party shall immediately assume the defense thereof with counsel reasonably satisfactory to the other party. No compromise or settlement thereof may be effected by the indemnifying party without the other party's prior written consent (unless such compromise or settlement would not prejudice the interests of the other party, in which case such consent shall not be required).

         11.5 No Implied Warranties. The warranties and representations contained in this Agreement are exclusive, and SDT DISCLAIMS AND CUSTOMER HEREBY WAIVES, ANY AND ALL OTHER WARRANTIES, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR INTENDED USE, OR, EXCEPT AS OTHERWISE STATED HEREIN, ANY LIABILITY IN CONTRACT, NEGLIGENCE, OR TORT WITH RESPECT TO THE DATA, PRODUCTS AND/OR SERVICES FURNISHED HEREUNDER. SDT warrants that SABRE shall have the functionality set forth in this Agreement.

         11.6 Consequential Damages. SDT SHALL NOT BE LIABLE TO CUSTOMER FOR CONSEQUENTIAL, INCIDENTAL, OR SPECIAL DAMAGES UNDER ANY CIRCUMSTANCES.

         11.7 Limitation on Liability. SDT shall not be liable, under any circumstances, for any claim which exceeds the total amount of payments which have been made by Customer to SDT under this Agreement during the six (6) month period prior to the date such claim arose.

12       SABRE Enhancements, New Functions and Modifications
         12.1 SDT Changes to SABRE. From time to time, SDT may modify the functionalities referred to in Exhibit A by creating SABRE Enhancements, and may add New Functions. If SDT offers these SABRE Enhancements or New Functions without charge to Customer, then Customer agrees to accept them for use with SABRE, ***.

         12.2 Customer Changes to SABRE. SDT may at its option approve and develop SABRE Enhancements and New Functions requested by Customer, provided that the cost of developing such SABRE Enhancements or New Functions may, at SDT's discretion, be charged to Customer. If the cost of developing a SABRE Enhancement or New Function is to be paid for by Customer, SDT shall provide Customer,*** with (i) a gross estimate based on SDT's Standard Rates; and (ii) a tentative schedule for developing the SABRE Enhancement or New Function. Within *** days following the submission of the gross estimate and schedule to Customer, Customer shall affirm or cancel its request for the proposed SABRE Enhancement or New Function, and SDT shall take no action with respect to the proposed SABRE Enhancement or New Function until Customer so affirms or cancels its request in writing. If SDT and Customer agree on the price, development schedule and other terms, SDT shall process Customer's request for a SABRE Enhancement or New Function in accordance with SDT's internal procedures for developing a SABRE Enhancement or New Function for its own use. Notwithstanding Customer's agreement to pay for SABRE Enhancements and New Functions that it requests, SDT shall use reasonable efforts to secure the financial participation of Other Customers.

         12.3 SABRE Enhancement and New Function Implementation. SDT shall provide Customer with prior notice of the scheduled implementation of SABRE Enhancements and New Functions. Such notice shall be provided to Customer in the same manner and at the same time as such notice is provided to SDT personnel. SDT shall provide training materials to Customer with respect to such SABRE Enhancements and New Functions. The training materials shall be substantially similar to those which SDT provides to its own personnel or to any Other Customer.

         12.4 SDT Test of Enhancements and New Functions. Except when precluded by operational emergencies, SDT shall test all SABRE system capabilities, including without limitation, SABRE
                  Enhancements and New Functions, under an internal test environment. Customer acknowledges that despite such internal testing, conditions may develop that lead to error conditions, malfunctions, or a breakdown in the operation of SABRE. Should any of the foregoing occur, SDT shall use its best reasonable efforts to correct any such condition with the same degree of effort afforded a similar problem affecting any Other Customer.

13       Charges
         13.1     Database Initiation Fee. ***

         13.2     Implementation Fees. ***  Such fees relate to:

                  13.2.1 Assistance in establishing all necessary data feeds to support the system and programs needed pursuant to this Agreement; or

                  13.2.2 Implementing feeds to Customer's revenue accounting system, which feeds consist of SABRE TCN data and electronic ticketing flown file information.

         13.3     PNRs. ***

         13.4     Revenue Accounting System.  ***

         13.5 Pricing. All services referenced herein (with the exception of the Revenue Accounting System in Article 13.4 which is priced separately as provided therein) shall be provided to Customer at the following charges with respect to all fare-paying passengers handled on flights operated by Customer or operated under Customer's flight designator code:

                  13.5.1   ***

                  13.5.2   ***

         13.6 Minimum Monthly Fee. The minimum monthly fee payable by Customer under this Agreement (and irrespective of the actual number of Passengers Boarded) is *** per month.

         13.7 Increase Provision. On ***, SDT may, at its option, increase, on a going-forward basis, each of the rates and amounts payable under Articles 13.5 and 13.6 by a percentage specified by SDT, not to exceed the applicable percentage set forth below (the "Maximum R/A Percentage Increase"), over the rates and amounts which were previously in effect. ***

         13.8 PNR for Past Date Investigation on CD-ROM. SDT shall send to Customer, on a weekly basis, one (1) set of Customer PNRs on CD-ROM purged from the system during the previous week, at no charge to Customer.

         13.9 Labor and Materials Rate. For labor (excluding "Enhancement Program Hours" as hereafter defined), materials, and supply costs, for Customer requested SABRE system enhancements, Customer will receive a fifteen percent (15%) discount off the then prevailing SDT standard rates. SDT labor rates for programing/system development are currently *** per hour. SDT Standard Rates for all other services as of October 1996 are as listed in Exhibit B of this Agreement. SDT shall obtain prior written approval from Customer for any charges that will exceed the *** rates.

         13.10 Third Party Charge. Customer shall also pay SDT an additional charge for use of a SABRE database in those instances where SDT is required to pay a third party an incremental charge as a result of Customer's use of SABRE. Any incremental charge that SDT is required to pay as a result of Customer's use of SABRE shall be repaid to SDT by Customer in accordance with
                  Article 15, provided that Customer is given advance notice that Customer's use of SABRE shall require that SDT impose such additional charge on Customer.

         13.11 Out of Cycle Processing. For any request for out of cycle off-line processing or for any request for new programs and additional data that require off-line processing, Customer shall pay SDT at SDT's then prevailing rates.

         13.12 Reimbursement to SDT for Travel Expenses. Customer shall reimburse SDT for all food, lodging and related expenses incurred by SDT in connection with this Agreement ("Per Diem"). Per Diem amounts will be reimbursed by Customer at the rate published from time to time by the U.S. government for the city where the work is performed ("CONUS/OCONUS").
                  Customer shall reimburse SDT for actual air and local transportation expenses. SDT shall utilize Customer's air services for such air transportation (via "positive must ride passes") whenever reasonably possible.

         13.13 Deposit. Customer shall not be responsible to provide to SDT with a deposit.

         13.14 Currency. All charges referred to in this Agreement shall be in United States dollars. All payments shall be made in United States dollars.

14       Taxes
         14.1 Taxes. Customer shall pay on behalf of SDT, or reimburse SDT as an additional fee, for (i) all taxes, including but not limited to, withholding taxes, value added taxes, municipal taxes, personal property taxes, franchise taxes, net worth taxes, sales and use taxes, registration fees, excise taxes, stamp taxes and importation and custom duty taxes (collectively, the "Taxes") imposed on SDT arising from this Agreement, excluding Taxes imposed by the United States of America, based on SDT's net income; and (ii) any additional Taxes, including United States of America and State income taxes, imposed on SDT as a result of any reimbursements under clause (i) or (ii) of this Article 14. Customer shall hold SDT harmless for any and all tax payments made.

         14.2 Documentation of Taxes. To the extent any Taxes are paid by Customer to the applicable taxing authority on behalf of SDT, Customer shall provide SDT with documentation of Taxes, evidencing that such Taxes were, in fact, paid to the applicable taxing authority. Documentation of Taxes shall mean either the original, a duplicate original or a duly certified or authenticated copy of the receipt or return required to be included by the applicable taxing authority with the payment of Taxes.

15       Payment
         15.1 Projected Passengers Boarded. Within two (2) weeks of the SABRE Implementation Date, Customer shall provide SDT, by facsimile transmission or via Administrative Message Switching ("AMS") to HDQIHAA and HDQLFAA, Attention: Senior Accountant, the projected number of Passengers Boarded for each remaining month of the SABRE Commencement Year. On December 1st of that year and each year thereafter, Customer shall provide SDT with the projected number of Passengers Boarded for each month of the following calendar year. Any time during the term of this Agreement, Customer may modify the projected number of Passengers Boarded for the then current calendar year but such modification must be submitted to SDT within thirty (30) business days of the applicable adjusted month(s). The projected amounts of Passengers Boarded for each month and any modifications thereof, shall not be less than the actual monthly average of Passengers Boarded during the previous twelve (12) month period or during the SABRE Commencement Year if applicable.

         15.2 Initial Invoice. SDT shall submit an initial invoice to Customer, within five (5) business days of the SABRE Implementation Date, reflecting fees based on the projected number of Passengers Boarded for the SABRE Commencement Month and the succeeding month calculated in accordance with Articles 13.5 and 15.1, as well as all other fees due and payable on the SABRE Implementation Date.

         15.3 Monthly Invoices. Five (5) business days following the end of the month, Customer shall provide SDT, via AMS to HDQIHAA and HDQLPAA, Attention: Senior Accountant, with a statement of the actual number of Passengers Boarded through the end of the preceding month. Thereafter, SDT shall submit an invoice to Customer reflecting fees based on the projected number of Passengers Boarded for the succeeding month pursuant to
                  Article 15.1, as well as adjusted charges to the previous month's invoice based on the actual number of Passengers Boarded, fixed charges, additional charges or taxes incurred by Customer during the previous month during the term of this Agreement, or any extension thereof, within ten (10) business days following the end of each month.

         15.4 Monthly Invoice for System Changes. Each month SDT shall submit to Customer an invoice reflecting the charges incurred through the end of the preceding month for work performed in connection with the change and modifications to SABRE which Customer has requested and SDT has agreed to perform.

         15.5 Method of Payment. All Customer invoices shall be settled via wire transfer to First National Bank of Chicago, Main Branch, Chicago, Illinois, ABA routing number 071000013, AMR Information Services account number 5811309, within ten (10) business days of receipt of invoice.

         15.6 Interest Charges. *** Interest shall accrue on invoiced amounts (other than those portions referenced in the preceding sentence), from the date due, at a rate equal to the ***United States Treasury Bill rate as published on the first business day of each month (and regardless of when any auction for such bills occurred) in the "Money Rates" section of The Wall Street Journal.

16       Force Majeure
         SDT shall not be liable to Customer for a failure or delay in the performance of SABRE or any limitation placed upon the functional capabilities and/or the data volumes of SABRE if such failure, delay, or limitation arises from any cause beyond SDT's reasonable control, including, but not limited to, acts of God, acts of federal, state, or local governments or any agencies thereof, fire, the elements, flood, earthquakes, explosions, accidents, mechanical or electrical failures, acts of the public enemy, war, civil disturbance, rebellion and insurrection.

17       Title
         Title and full and complete ownership rights to all software owned or developed by SDT and contained in SABRE and used in the performance of this Agreement shall remain with SDT. Customer acknowledges that such software is a trade secret and SDT's proprietary information, whether or not any portion thereof is or may be validly copyrighted or patented.

18       Nondisclosure
         18.1 Proprietary Information. The documentation, programs, procedures, and services supplied to Customer hereunder by SDT are SDT's proprietary information, and the Customer Database and all related files, reports, input materials and other data supplied by Customer or generated pursuant to this Agreement are Customer's proprietary information. The proprietary information of SDT and Customer shall be collectively referred to as the "Proprietary Information". No Proprietary Information of either party shall be subject to the obligations imposed by this Article 18 if such Proprietary Information is in the public domain, is lawfully obtained by the disclosing party from another source, or is disclosed pursuant to subpoena or other legal process.

         18.2 Nondisclosure. Neither party shall disclose Proprietary Information of the other party to any third person except in furtherance of the purposes of this Agreement. Each party shall ensure that all of its employees and agents, and any third person employed by such party in furtherance of this Agreement, recognize that the proprietary information of the other party is subject to this nondisclosure obligation. Each party shall use the same degree of care to safeguard the Proprietary Information of the other party as it uses to safeguard the confidentiality of its most confidential information.

         18.3 Return of Proprietary Information. Upon termination of this Agreement for any cause or reason, each party shall deliver to the other party all of such other party's Proprietary
                  Information then in its possession including all copies thereof. Customer shall, after a diligent search, certify to SDT that all copies of information that pertain to software contained in SABRE have been returned to SDT or destroyed.

         18.4 Disclosure of Agreement. Neither party shall disclose the terms of this Agreement to any third party, unless required to do so by law or by a court of competent jurisdiction.

         18.5     Survival  of  Nondisclosure  Duty.  The  provisions  of this
                  Article 18 shall survive the termination of this Agreement and shall be continuing.

19       Injunctive Relief
         Each party acknowledges and agrees that the other party shall have no adequate remedy at law if there is a breach or threatened breach of
         Article 18 and, accordingly, that the other party shall be entitled to an injunction against such breach. Nothing herein shall be construed as a waiver of any other legal or equitable remedies which may be available to either party if the other party breaches Article 18.

20       Termination and Default
         20.1 Default. The occurrence of any one (1) or more of the following events shall constitute an event of default (the "Event of Default") pursuant to the terms of this Agreement:

                  20.1.1 Customer fails to pay or cause to be paid any amount due hereunder as it becomes due in accordance with the terms of this Agreement and such failure continues for a period of *** days after receipt by Customer of written notice thereof from SDT.

                  20.1.2 Either party terminates or cancels this Agreement or any portion hereof, except as expressly permitted hereunder.

                  20.1.3 Either party fails to punctually and properly perform any covenant, agreement, representation, obligation, term or condition contained herein and such failure continues for a period of thirty (30) days after receipt by the defaulting party of written notice thereof from the other party.

                  20.1.4   Either    party    materially    misrepresents    any
                           representation, warranty, or covenant given by it in this Agreement.

         20.2 Rights Upon Termination. Upon the occurrence of Event of Default, the non-defaulting party shall have the right to (i) immediately terminate this Agreement, and, if Customer is the defaulting party, Customer's access to SABRE; and (ii) seek all legal and equitable remedies to which it is entitled, including without limitation, all actual and direct damages it may have suffered by virtue of the defaulting party's breach. Customer's obligation to pay the minimum fee referred to in
                  Article 13.6 shall not be construed as a limit of SDT's damages.

         20.3 Bankruptcy. If bankruptcy or insolvency proceedings are commenced with respect to either party and if this Agreement has not otherwise terminated, then the non-bankrupt party may suspend all further performance of this Agreement until the trustee in bankruptcy (or its equivalent) assumes or rejects this Agreement pursuant to applicable bankruptcy or insolvency laws. Any such suspension of further performance by the non-bankrupt party pending the trustee in bankruptcy's (or its equivalent) assumption or rejection shall not be a breach of this Agreement and shall not affect the non-bankrupt party's right to pursue or enforce any of its rights under this Agreement or otherwise.

21       Duty to Cooperate
         After notice of termination is given by either party for any reason under Article 2 or Article 20 above, SDT shall cooperate with Customer in creating records of the Customer Database in magnetic form and otherwise as reasonably requested by Customer to insure the timely and orderly installation of a successor computer reservation system. Customer shall pay for the creation of such records in accordance with the provisions of Article 13.11.

22       Assignment
         Customer shall not sell, assign, license, franchise, sublicense (except as provided herein), subcontract under, or otherwise convey this Agreement to any third person without SDT's prior consent.

23       Corporate Changes
         If, on or after the date of this Agreement: (i) Customer merges with or into any corporation or other entity; (ii) Customer sells or otherwise transfers all or substantially all of its assets to any individual, corporation or other entity; or (iii) any individual, corporation or other entity (or any group of individuals, corporations or other entities who have agreed to act or are acting in concert) acquires beneficial ownership of fifty percent (50%) or more of the outstanding voting securities of Customer (and, for purposes of this clause (iii), the terms "group" and "beneficial ownership" shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder), then in any such event, SDT shall have the option to terminate this Agreement upon providing at least *** prior written notice to Customer.

24       Relationship of Parties
         Nothing in this Agreement is intended or shall be construed to create or establish the relationship of partners between SDT and Customer or to constitute either party as the agent or representative of the other for any purpose.

25       Exclusivity
         ***

26       Notices
         All notices, requests, demands, or other communications hereunder shall be in writing, shall be sent by overnight courier or by facsimile transmission followed by registered or certified mail, return receipt requested, or by Telecopy/Telex/ARINC/SITA or SABRE and shall be deemed to have been given when received at the following addresses:

                  If to SDT:........     The SABRE Group Inc.
                                         SABRE Decision Technologies division
                                         P.0. Box 619295, MD 4340
                                         DFW Airport, Texas 75261-9295
                      or   .........     4255 Amon Carter Boulevard
                                         Fort Worth, Texas 76155
                                         Attn:  Vice President, Sales & Service
                                         Transportation Automation Services
                                         ARINC/SITA code: HDQLFAA
                                         Facsimile Number: (817) 963-3276


                  If to Customer:...     Reno Air, Inc.
                                         220 Edison Way
                                         Reno, Nevada  89502
                                         Attn: Vice President and
                                               Chief Financial Officer
                                         Facsimile Number:  (702) 686-3806

                  with copy to:.....     Reno Air, Inc.
                                         220 Edison Way
                                         Reno, Nevada  89502
                                         Attn:  General Counsel
                                         Facsimile Number:  (702) 686-3875

27       Governing Law
         This Agreement and any disputes arising hereunder shall be governed and interpreted by the laws of the State of Texas, without giving effect to its conflicts of laws rules.

28       Waiver
         No waiver of a breach of any provision of this Agreement by either party shall constitute a waiver of any subsequent breach of the same or any other provision hereof, and no waiver shall be effective unless made in writing.

29       Captions
         The captions appearing in this Agreement have been inserted as a matter of convenience and in no way define, limit, or enlarge the scope of this Agreement or any of the provisions hereto.

30       Severability
         If one or more provisions of this Agreement shall be determined to be invalid, unenforceable or illegal, such invalidity, illegality and unenforceability shall not affect any other provisions of this Agreement, and the Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

31       Additional Covenants
         Customer covenants, represents and warrants as follows:(i) Customer has full authority to enter into this Agreement; (ii) no representation or warranties of Customer, nor any statements, written or oral, made or furnished to SDT either herein or with respect to the organization or business of Customer, contains any untrue statement of a material fact or omits a material fact necessary to make the representation, warranty, or statement not misleading; (iii) this Agreement constitutes a legal, valid, and binding agreement of Customer, enforceable in accordance with its respective terms; (iv) Customer has the full right and authority to submit to the jurisdiction of the courts of the State of Texas; and (v) Customer's execution and delivery of this Agreement does not violate the laws of Texas. If SDT so requests, Customer agrees to provide to SDT an opinion of counsel with respect to the matters set forth herein. Such opinion shall be relied upon by SDT solely in connection with this Agreement.

32       No Third Party Beneficiaries
         All rights, remedies and obligations of the parties shall accrue and apply solely to the parties and their successors and permitted assigns and there is no intent to benefit any third parties.

33       Surviving Sections
         Unless specifically provided in this Agreement, the obligations of SDT and Customer hereto shall survive any termination or expiration of this Agreement, when necessary, to effect the intent of SDT and Customer as herein expressed.

34       Entire Agreement
         This Agreement and all Exhibits hereto contain the entire Agreement between SDT and Customer and shall supersede any understanding or previously executed agreements between SDT and Customer with respect hereto. Any amendment must be in writing and executed by each party. SDT and Customer acknowledge and agree that this Agreement is the Multihost Agreement entered into between SDT and Customer pursuant to
         Section 6 of the Master Agreement, dated May 24, 1993, among Customer, American and TSG (then known as AMR Information Services, Inc.).

         The parties have executed this Agreement as of the date first above written.

RENO AIR, INC.             .........           THE SABRE GROUP, INC.
                                               by and through its
                                               SABRE Decision Technologies
                                               division


By:    /s/  J. T. Fisher                       By: /s/  Thomas M. Cook
         Name:  J. T. Fisher........               Name:  Thomas M. Cook
         Title:  Vice President.....               Title:  President, SDT

                                    EXHIBIT A

                              FUNCTIONAL DEFINITION


         DATA PROCESSING SERVICES: The following data processing services are to be provided under this Agreement:


RESERVATIONS / INVENTORY / TICKETING
        1.  Agent Sign-In and Security
        2.  Automated Reference System (FOCUS)
        3.  Automated Ticketing
        4.  Automated Prepaids
        5.  Automated Passenger Protection
        6.  AVS Tables
        7.  Blocked Space Group Bookings (BSG)
        8.  Commuters
        9.  Credit Authorization
       10.  Dynamic Schedule Change
       11.  Flight Information - FLIFO
       12.  Hotel and Car Availability System
       13.  Inventory Control and Displays
       14.  Inventory Authorization (FLP)
       15.  Market Tariff Table
       16.  Name List Displays
       17.  Overlap Flights
       18.  Passenger Name Record (PNR)
       19.  PNR Past Date Microfiche
       20.  Pre-Reserved Seat Selection
       21.  Queue Package (AAQUARIUS)
       22.  SABRE Assisted Instructions (SAI)
       23.  SABRE Sales Guide
       24.  Special Travelers Account Record System (STARS)
       25.  Teletype Reject Message Handling
       26.  Worldfare Package and Fare Quote
       27.  Waitlisting Process

AIRPORT PROCESSING

        1.  Advance Check-In (ACI)
        2.  Airport Check-In System (ACS)
        3.  Automated Boarding Passes
        4.  Baggage Security
        5.  Catering Messages and Displays
        6.  Passenger Name List (PNL/ADL)
        7.  Post Departure Control
        8.  Seats Available List (SAL)

MANAGEMENT REPORTS

        1.  Advanced Booking Report
        2.  Interline Booking Report
        3.  On-Line Dupe Check Facility
        4.  SABRE Performance Summary Report
        5.  Daily Bookings Report


OTHER FUNCTIONS

        1.  Administrative Message Switching (AMS)
        2.  Calculator Functions
        3.  Currency Conversion
        4.  Encode/Decode Functions
        5.  Direct Communications Link
        6.  Minimum Connect Times
        7.  SABRE Atlas
        8.  Sine In Message
        9.  OUS/OUB Messages
       10.  Weather System


ADDITIONAL FEATURES

        1.  Quest Direct
        2.  Ticketless Travel
        3.  Private Fares Inventory Database
        4.  PNR Database

                         MULTIHOST SABRE SYSTEM FEATURES


I.     RESERVATIONS / INVENTORY / TICKETING

        1.  AGENT SIGN-IN AND SECURITY
                  a. A stored  Employee  Profile  Record  which  contains
                     individual employee number, unique passcode and authorizations
                  b. User controlled creation, modifications, activation and transfer
                  c. Agent restricted by self-controlled passcode
                  d. Automatic sign-out interval signs agent out after
                     specified period of inactivity
                  e. Display sign(s) currently in work area(s)
                  f. Display authorizations by employee ID
                  g. Display city sign table with qualifiers to delimit response
                  h. Decode agent sign to determine agent name
                  i. Display sign(s) being used at a specific CRT
                  j. Sign-in access to six work areas with capability to change work area
                  k. Sign-in to alternate area with different duty code

        2.  AUTOMATED REFERENCE SYSTEM (FOCUS)

                  a. An Automated Reference System which contains over 100
                     topics ranging from SABRE entries to Help Desk phone numbers
                  b. Frequent broadcast of changes and enhancements to the SABRE system  via a revision table
                  c. Contains 3 levels of information; Main Function  List,
                     Specific Functions which contains detailed formats and Detailed Information which contains more specific format information
                  d. User friendly, easy and fast access
                  e. Blank FOCUS manual provided for carrier internal use
                  f. Access to a specific entry/format by use of qualifiers
                  g. Capability to send message to FOCUS updaters

        3.  AUTOMATED TICKETING

                  a. Automatic ticket issuance for priceable itineraries
                  b. Group ticketing, passenger type and name select options
                  c. Infant ticketing
                  d. Industry reduced rate ticketing
                  e. Edit credit card  form-of-payment for authorization  code when entered as part of the  ticketing procedure
                  f. Optional override of credit card authorization check
                  h. Create retainable fill-in-the-blank ticketimagefor non-auto priceable itineraries
                  i. Enter exchanged ticket data and other reissue transaction requirements in automated ticketing transaction
                  j. Enter endorsements information in automated ticketing
                     transactions
                  k. Specify printing of "non-refundable" on ticket

              4.  AUTOMATED PREPAIDS

                  a. Prepaid data is entered into the PNR
                  b. 14 digit PTA number is required and will be edited when entered in PNR
                  c. PTA data includes,  purchaser,  form of payment, fare
                     routing and construction, fare amount, PTA number, message routing, special remarks
                  d. Point of sale override, stop PTA action, partial/full
                     refund, PTA cancellation
                  e. Display of PTA data only in PNR

              5.  AUTOMATED PASSENGER PROTECTION

                  a. User  defined  passenger  protection  when  schedules  are modified
                  b. Level of Service  Table used to set criteria for APP
                  c. A  pool  of  candidate  flights  are  chosen  for  the
                     reaccommodation   process
                  d. Notification table defines parameters for queue placement after reaccommodation

             6.  AVS TABLES

                  a. User updated  AVS tables for First  Posting,  Segment  and
                     Mixed Posting type agreements
                  b. User defines by flight number or specify all  flights
                  c. Status  messages of AS, CL, CN, and CR are sent based on type of  agreements  with each carrier
                  d. Full AVS recaps to be sent must be requested through SDT.

              7.  BLOCKED SPACE GROUP BOOKINGS (BSG)

                  a. Capability to block a specific number of seats in a BSG PNR with no names
                  b. BSG PNR becomes the controlling PNR and seats are deducted and placed in an Associate PNR
                  c. The  Associate PNR is referenced to the BSG PNR and seats will be decremented from the BSG
                  d. Associated  reference  field identifies theoriginal number of seats, current, available and sold seats

              8.  COMMUTERS
                  a. Commuter flights are assigned flight numbers from a
                     specific flight range
                  b. Accommodates up to 15 additional airlines in addition to the host airline
                  c. Commuter flights are identified by an asterisk (*)
                  d. Decode/Encode commuter carrier name

              9.  CREDIT AUTHORIZATION

                  a. For major credit cards that host carrier accepts
                  b. Validates   card  numbers  for  accuracy, when  input  as
                     forms of payment for ticketing and for guarantees/deposits for hotel bookings
                  c. Computes and validates the check digit
                  d. Credit  authorization  includes a blacklist check for all cards, either a credit limit check or creditavailable check
                  e. Floor limits or credit limits may vary with each carrier
                  f. Automatic approval code check may be overridden by agent
                  g. Accelerated Credit Card Billing ("ACCB") capability

             10.  DYNAMIC SCHEDULE CHANGE
                  a. Schedule  Change entries allow the user to dynamically  add new flight schedules into the SABRE system
                  b. New host flights will be  automatically  displayed
                  c. Provides  capability  to modify,  cancel and reinstate
                     current host flight schedules
                  d. Features include: base nested table, seat authorization table, automatic passenger protection, level of service table, AVS posting tables and shared leg table
                  e. Automatic queue placement of modified schedules for host booked PNRs
                  f. Message generation of schedule change notification to
                     other CRS systems, when PNR contains other airline space or booked by travel agency or OA

             11.  FLIGHT INFORMATION - FLIFO

                  a. Provides simple displays of departure and arrival time, In and Out times, Out and Off time
                  b. Complete  scheduled routing with times are  appended to each  display
                  c. System  defaults date to  current  date
                  d. Flifo  information  is  appended  to segment sell entries and displayed PNRs
                  e. Flifo  cancellation due to weather or holiday schedules are displayed in City Pair Availability

             12.  HOTEL AND CAR AVAILABILITY SYSTEM

                  a. SHAARP  Plus  (SABRE  Hotels  Availability  And  Rate
                     Program) provides property and rate information to more than 180 hotel companies with more than 27,000 hotel properties
                  b. 50 car rental companies represented in over 100 countries
                  c. Hotel rates are loaded directly into SABRE's Database
                  d. Features included confirmation numbers, property
                     description, room rates and points of interest closest to hotel
                  e. Hotels may be displayed  by point of  interest,  city
                     codes, hotel name and/or code, airport location and many more features that limit response to meet customers criteria
                  f. Guarantee and deposit requirements listed in hotel
                     description
                  g. CARS Plus offers a dynamic car availability and rate system
                  h. Over 500 stored car types with accurate defined car types
                  i. Precise rates with comprehensive rules information which can be displayed from any rate quote
                  j. International and non-airport locations included
                  k. Daily, weekly, weekend, standard and promotional rates
                  l. Encode/Decode hotel and car companies
                  m. Modification capabilities

             13.  INVENTORY CONTROL AND DISPLAYS

                  a. Inventory calculation is based on the concept of base and nested classes
                  b. Classes of service are indicated by a single alpha
                     character
                  c. Display  detailed  sales  and waitlist counts for a leg of a specific flight or board point (total boardings out of each station, regardless of destination)
                  d. Display detailed  inventory by class of service for a
                     given  flight  and  board  point,   with   unticketed
                     passenger  counts,   inbound   connecting   passenger
                     counts,  and large party counts, as well as counts of
                     those passengers who have been confirmed from waiting lists
                  e. Display all flight legs or flight  numbers with sales
                     above  or  below  a  specified   percentage   of  the
                     authorized compartment authorization for one flight, all flights, or a range of flight numbers and onedate or a range of dates
                  f. Display market activity and passenger loads for any one date during the immediate period
                  g. Adjust inventory by compartment code for flight leg or
                     segment
                  h. Limit sales by leg or segment for one date or a range of dates
                  i. Inhibit or reopen waitlist clearance by board point,
                     segment, or for all segments
                  j. Inhibit or reopen sales by board point, segment, or for all segments
                  k. Inhibit overbooking on flight for date or date range for a leg or all legs
                  l. Create extra section or "stub" flight operation
                  m. Adjust scheduled flight to add unscheduled intermediate landing, overflight, or segment cancellation
                  n. On-line entry to reconcile all flight inventories for a given date
                  o. Display flight inventory history, recapping all adjustments and modifications
                  p. Spoilage alert messages and overbooking alerts generated to a special revenue control queue
                  q. All inventory adjustment actions are recorded with agent city/sign and time/date

             14.  INVENTORY AUTHORIZATION (FLP)

                  a. Flight Load  Prediction  (FLP) System loads  authorizations for all  detailed  flights  in the  system
                  b. Loads either predetermined calculations or calculates new authorizations
                  c. Manual   entries  exist  to  either  change or override the
                     authorizations
                  d. A feature of FLP is  automatic  large party scaling  within ninety days of departure
                  e. Another  feature allows the ability to carry forward
                     authorizations or booking levels through a schedule change

             15.  MARKET TARIFF TABLE

               This table is used to control various functions associated with a class of service:

                  a. Primary  function is to inhibit the sale of a discount fare during a specified  number of days or time of day
                  b. Market Tariff Table rules can apply to a specific market, to all markets or to specified airports
                  c. User controllable  functions: time and day class is
                     inhibited, inhibit class by flight number, specific connect point, departure effective date, departure discontinuation date, non-stop flights, multi-stop flights or connections
                  d. User controlled tables

             16.  NAME LIST DISPLAYS

                  The following list displays are available and are restricted by duty code:

                  a. Passenger   Name   List,   Large   Party  Name  List,
                     Inbound/Outbound Name List, Waitlisted Name List, Corporate Name List, Special Meal Name List, Prereserved Seat Name List, Cancellation Name List, Unticketed Count List, Passengers Affected by PDC List, Waitlist Confirmation Name List

             17.  OVERLAP FLIGHT CREATION CAPABILITY

                  a. Limit  sales is used to suppress one flight, only one
                     flight (secondary) will appear in City Pair Availability for the overlapped leg

             18.  PASSENGER NAME RECORD (PNR)

                  a. PNR will store reservations transactions and passenger data
                  b. Following PNR fields are  mandatory and reservation can not be completed  without the following  items:
                     Passenger Name, Itinerary, Ticketing or Time Limit, Phone Number and Received From
                  c. Non-mandatory  or optional items are:  Special Service
                     Request (SSR), Other Service Information (OSI), Pre-reserved seats, Remarks and Address field
                  d. Fare  Storage is an optional  item and can be required as a
                     mandatory    item
                  e. PNRs are tagged with creation time/date/year, agent sign and location  where it was created
                  f. PNR  changes  are  stored in  History,  including  schedule changes
                  g. PNR modifications include PNR field changes: name, phone, ticketing, itinerary, pre-reserved seats, OSI/SSR, remarks
                  h. PNR can be  reduced in number of party and  divided  out by passenger  name
                  i. Reorder  itinerary segments in a single command,  insert additional  segments
                  j. Cancel and rebook itinerary segments in one entry
                  k. Display PNR by flight, date and name or by record locator

             19.  PNR PAST DATE INVESTIGATION ON CD-ROM

                  For information please refer to Article 13.8 of the Agreement

             20.  PRE-RESERVED SEAT SELECTION

                  a. User friendly formats for ease of request
                  b. Allows seats to be reserved for up to 331 days in advance
                  c. Allows seating by area preference or seat number preference
                  d. Allows seating by area of preference on all segments
                  e. Cancellation  by segment,  specific seat number and by all segments without canceling itinerary
                  f. Tags segments with HRS (Holding  Reserve Seat) indicator
                  g. Maximum  number of seats per segment request is 60 so
                     groups can be accommodated
                  h. PNR pre-reserved  seat  history
                  i.  Pre-reserved  seats are name associated in the PNR

             21.  QUEUE PACKAGE (AAQUARIUS)

                  a. Automatic storing of PNRs requiring special handling
                  b. 227 user assigned  queues, 31 queues are defined and system controlled
                  c. Place  manifest/name  list on queue
                  d. Close a queue,  automatically  rerouting all  placement actions to an alternate  queue
                  e. Display  list  of  file  addresses (PNR numbers)for all
                     PNRs on queue
                  f. Queue  sorting  by use of qualifiers or specific PNR
                     functions
                  g. Prefatory Instructions which indicate reason for PNR to be on queue
                  h. Queue move and queue transfer  capabilities allow complete files to be moved or transferred from one queue to another or different cities/locations
                  i. Create or modify user defined prefatory instruction code
                  j. Queue  count  includes  number of PNRs on  deferred  (left message to call,  unable to reach)  queues
                  k. Queue  analysis displays  counts  of items  on  queue,
                     removed, transferred, removed by end transaction, and ignored during processing, as well as those deferred by "left message" and "unable to reach" action
                  l. Queue history

             22.  SABRE ASSISTED INSTRUCTIONS (SAI)

                  SABRE Assisted Instructions is a series of lessons created to train on SABRE functionality:

                  a. Lessons are itemized by course, with a maximum of 40
                     lessons per course
                  b. Each lesson page is numbered to permit  students to leave a lesson  and  later  return  to the same  page
                  c. Each  lesson contains a HELP  system to assist the  student
                  d. Each lesson has a subject index to list topics contained in the lesson

             23.  SABRE SALES GUIDE

                  a. SABRE Sales Guide Database contains over 986,000 worldwide city pairs, with 651 airline schedules in the database
                  b. Over 350 participating carriers
                  c. Choice of hierarchy displays: direct flights,  connections, through  flights
                  d. Host airline services are displayed prior to the
                     introduction of other airline services
                  e. Header line displays departure date and day of week,
                     board/off point time zones and difference betweenthem in hours
                  f. Direct and connecting services integrated in single
                     displays
                  g. Flights which have already departed are excluded from
                     availability displays
                  h. Displays services both before and after time in request
                  i. Other airline schedules updated 5 times a week via OAG tape load
                  j. Sequencing of CPA based on systemwide display parameters
                  k. Capability to override CPA system parameters for specific markets
                  l. Date defaults to current day
                  m. User defined departure time default
                  n. Display elapsed time, enroute stops, time on ground from availability display
                  o. Append fare quote display to CPA or schedules

             24.  SPECIAL TRAVELERS ACCOUNT RECORDS SYSTEM (STARS)

                  a. A source for storing frequently used information,
                     procedures, training data, station or city information
                  b. User defined STAR identification
                  c. Up to 200 lines of information are allowed per STAR
                  d. Retention of creation date
                  e. Retention of last update date/agent sign
                  f. Historical retention of most recent revisions
                  g. Allow automatic transfer of lines directly to a PNR
                  h. Comment  line may be added to STAR by  unauthorized/
                     untrained agents to alert controlling office of required updates
                  i. STAR can be created from retrieved or newly created PNR
                  j. STAR Security Package provides the option and capability to restrict the display  and/or  update of STARS
                  k. STAR Security is an  optional  feature
                  l. Restriction  of STARS  display or update parameters: duty code, home station, password, employee number or a combination of these

             25.  TELETYPE REJECT MESSAGE HANDLING

                  a. Rejected teletype messages are queue placed for manual
                     handling
                  b. Teletype  rejects are sorted by departure date and placed on High  Priority, Medium Priority and Low Priority queues
                  c. Date range of each queue is determined by the user
                  d. Agents working  teletype  rejects are required to have a special duty code, restricting  access to other agents
                  e. Reason or Rejection List for teletype rejects
                  f. Unmatchable inbound "confirmed" segment messages treated as
                     "if not holding, sell" action request
                  g. Large party bookings are sent to a specific queue for group desk action

             26.  WORLDFARE PACKAGE AND FARE QUOTE

                  a. Worldfare database contains more than 45 million fares
                  b. Information is submitted by the Airline Tariff Publishing
                     Co., ABC International and Speedwing
                  c. Comprehensive rule data based on filed tariff rules
                  d. Worldwide currencies Bankers Buying Rates
                  e. Worldwide IATA sector mileages
                  f. Display fares for future or past purchase and/or travel date or specific booking class
                  g. Display fares in specified currency
                  h. Display base fare/tax by fare quote display line number
                  i. Display comparison ("shopper") display of fares
                  j. Price PNR itinerary by alternate purchase currency
                     (U.S./Canadian dollars)
                  k. Price PNR itinerary by specific fare basis code,
                     combination of fare basis codes, or combination of ticket designators
                  l. Price PNR itinerary by ticket designator (AD75, ID50, etc.)
                  m. Capability of calculating  least expensive fares (both
                     available and potentially offerable) for a booked itinerary
                  n. Optional automatic rebooking of booked itinerary to lower fare booking  classes
                  o. Fare retention  allows fare quoted to be  stored  in PNR
                  p. A  count  is  maintained  of all  price retention entries
                  q. Same display as pricing is stored in the fare retention

             27.  WAITLISTING PROCESS

                  a.  Supports main waitlist and priority waitlist
                  b.  Waitlist clearance processed by times
                  c. Waitlist clearance inhibit options, by class of service and markets
                  d.  Waitlist clearance inhibited during schedule change

II.      AIRPORT PROCESSING

              1.  ADVANCE CHECK-IN (ACI)

                  a. Specific seat selection and assignmentis permitted up to
                     30 days into the future at any host location that issues boarding passes

              2.  AIRPORT CHECK-IN SYSTEM (ACS)

                  a. Applicable  PNR  information is collected 3 days in advance and a Passenger Name Manifest is created for ACS
                  b. Flights  are  initialized   automatically  by  the  system
                     allowing  flight  status and counts to be  displayed
                  c. ACS is duty   code   and   keyword restricted
                  d. Overlap and change-of-gauge flights are automatically
                     handled
                  e. Following functions are included: passenger check-in, seat assignment, pre- and post-departure control processing, automated flight reconciliation, stand-by processing, equipment changes, seat blocks, no-record passengers, group check-in
                 f.  Display current station activity (flight status)

              3.  AUTOMATED BOARDING PASSES

                  a. Boarding  passes  may be used  for up to 30 days  into the future
                  b. Specific segments or all segments in itinerary may have boarding passes issued
                  c. One entry is used to check-in a passenger and issue a
                     boarding  pass
                  d. Boarding  Pass Issue (BPI)  indicator is placed in PNR
                  e. Either  group  name or passenger name may be printed on boarding passes

              4.  BAGGAGE SECURITY

                  a. Bag Tag Editfunctions allow the addition of bag tag numbers to check-in entries, creates a manifest with number of bags and passenger's name
                  b. Display outbound connections for baggage sort, upline
                     stations can pre-sort baggage
                  c. User controlled function (turn on/off) bag tag edits
                  d. Positive passenger baggage reconciliation
                  e. On-demand bag tag printing

              5.  CATERING MESSAGES AND DISPLAYS

                  a. Generate a Preliminary and Final catering message with meal counts
                  b. All special meals SSR information is appended to the
                     response and it is sorted by leg and segment
                  c. May use up to 20 destination addresses

              6.  PASSENGER NAME LIST

                  a. IATA PNL format is used to transmit a passenger  name
                     list to a teletype address(es) to a carrier handling a flight other than the host carrier
                  b. Name list will appear in alpha groups
                  c. Up to 6 teletype addresses may be included
                  d. IATA PNL includes outbound connection data
                  e. Add and Delete list of changes to original PNL

              7.  POST DEPARTURE CONTROL

                  a. PNRs are  automatically  adjusted by Post  Departure
                     processing to provide accurate passenger boarded statistics
                  b. Transfer of flights to downline stations and send passenger load messages
                  c. Offload of all pre-reserved seat no-show passengers
                  d. Display of oversold and inconvenienced passengers
                  e. Post departure station report

              8.  SEATS AVAILABLE LIST (SAL)

                  a. IATA SAL message will transmit routing, seating
                     configuration and the space remaining for sale by class and leg
                  b. Message will be generated after the final ADL message is sent

III.     MANAGEMENT REPORTS

              1.  ADVANCED BOOKING REPORT

                  a. Provides total number of passengers booked by: board and offpoints, specified date range and/or future dates.
                  b. Can also be used as a  summary  of  total  passengers
                     boarded by date, per station, and to assist airport manning projections.

              2.  INTERLINE BOOKING REPORT

                  a. Provides daily booking activity for host and other airline bookings.
                  b. Collect daily booking  counts made by other airlines on the host, host airline on itself, and host airline on all other airlines.

              3.  ON-LINE DUPE CHECK FACILITY

                  a. Provides names and PNR record locators as suspected
                     duplicate bookings.
                  b. May be requested for specific flight in a market, specific date or date range.
                  c. Can be limited to search only corporate or BSG PNRs.

              4.  SABRE PERFORMANCE SUMMARY REPORT

                  Brings the SABRE performance data on-line.

              5.  DAILY BOOKINGS REPORT

                  a. Contains booking counts on host airline flights, classified by date.
                  b. Report can be retrieved by requesting  one or more of the following parameters: specific commuter, specific board and/or off point or and/or specific month or month range up to a 7 month maximum

IV.      OTHER FUNCTIONS

              1.  ADMINISTRATIVE MESSAGE SWITCHING (AMS)

                  a. Provides the capability to send teletype  messages to user defined locations within the airline as well as other airlines
                  b. Carrier may select from six transmission priority codes
                  c. Information  in message may be deleted,  changed and added prior to sending  message
                  d. System  edit for invalid use of characters
                  e. "Ignore" capability allows complete cancellation of message prior to  transmitting  or ending  the  message
                  f. Teletype  addresses are verified for valid cities
                  g. An EPR is required for AMS messages
                  h. Help Screen for quick  assistance to AMS formats

              2.  CALCULATOR FUNCTIONS

                  a. Multiple arithmetic calculations (addition, subtraction, multiplication and division)
                  b. Calculation and displays of monthly calendars
                  c. Determine past and future dates (useful in calculation of advance purchase fares)
                  d. Convert Celsius and Fahrenheit, metric and decimal
                  e. Calculate time difference

              3.  CURRENCY CONVERSION

                  a. Display of Bankers Buyer Rate for IATA documents
                  b. Alpha listing of all countries for BBR
                  c. Currency conversion for BBR
                  d. Display and conversion of currency at market rate (for
                     non-IATA usage)

              4.  ENCODE/DECODE FUNCTIONS

                  a. Encode/decode city and airport code, airline name,
                     equipment type, car and hotel vendor

              5.  DIRECT COMMUNICATIONS LINK CAPABILITIES

                  a. SABRE  system  messages  to  and  from  other  travel
                     industry systems are routed directly over dedicated data circuits relieving volume to ARINC and SITA (additional fee may apply)
                  b. Current links to over 30 U.S. and International airlines, hotel chains and car companies, ARINC, ACARS, American Express, ITT and SITA (additional fee may apply)

              6.  MINIMUM CONNECT TIMES

                  a. Display of minimum connecting times
                  b. Verification of minimum connect times in PNR
                  c. City Pair connect time override

              7.  SABRE ATLAS

                  a. Display of 10 closest airports to a city
                  b. Display of 10 closest airports to a military base
                  c. Display point to point miles between two places

              8.  SINE-IN MESSAGE

                  a. Sine-in messages display automatically after agent signs-in to CRT
                  b. Create, delete and add sine-in messages
                  c. EPR keyword controlled
                  d. Messages may vary by location/city


              9.  OUS/OUB MESSAGES

                  a. Unsolicited message alerts generate messages to a specific
                     CRT address or all CRTs on a specific line
                  b. EPR keyword controlled

             10.  WEATHER SYSTEM

                  a. Provides access to the National Weather Service for current conditions and three and five day forecast
                  b. Current city temperature as well as the forecast for
                     highs/lows temperature

V.       ADDITIONAL FEATURES

              1.  "QUEST DIRECT"

                  a. Website Creation
                  b. Consumer Shopping
                         -   Schedules
                         -   Fare Quotes

                  c. Consumer Booking
                         -   Availability
                         -   Pricing
                         -   Passenger data required in the PNR
                         -   Ticket by Mail
                         -   "EZ Trip" Ticketless Travel
                  d. Variable Booking Parameters
                         - Percent of inventory designated for Internet booking
                         -   Flexible ticketing time limits

                  e. Flight Information
                         -   Schedules
                         -   Flight Progress

                  f. Marketing Data
                         -   Number of visits to each web page
                         -   Number of queries per specific page
              2.  "TICKETLESS TRAVEL"

                  a. No Paper Tickets
                         - travelers are enabled to book, purchase, and check-in for travel without receiving any paper tickets

                         - system will normally print auditor's passenger receipt and passenger itinerary (in accordance with ATA and IATA requirements)

                  b. Virtual Coupon Record (VCR)
                         - customer service agents have easy on-line, real time access to VCR
                         - used VCRs (i.e., all segments are flown) remain on-line for seven (7) days after the last segment is flown
                         -   partially used VCRs remain on-line for thirteen
                             (13) months from the date of the last flown segment
                         - totally unused VCRs reside in real-time for thirteen (13) months from the date of the first segment
                         -   real-time tape of all VCRs, when a flight is closed

                  c. Issuance of Boarding Passes at ATOs
                         - supports issuance of boarding passes at all ATOs (if desired), provided an ATB printer is available

                  d. ATM-Style Passenger Check-In Kiosks
                         - system supports the IER Electronic Gate Reader model 1801, which issues boarding passes with the use of a credit card

                         - system supports ATM-style passenger check-in Kiosks, that issue boarding cards to ticketless passengers

              3.  "PRIVATE FARES INVENTORY DATABASE"

                  a. Customer  may file a  private  fare  with  ATPCO  and
                     secure it to one or more AAA cities. The fare may be further secured to a specific duty code. However, anyone in SABRE who has the ability to AAA into that city with that duty code has access to the privately filed fare.

                  b. When the private fare is filed,  there must be a fare type code associated with the fare. Then when a fare quote is requested, this code is appended to the request.

                  c. A list of the fare type codes is presently programmed in
                     SABRE. These fare type codes have passenger types associated with the, however, they can be used for other purposes. These are only the historical uses for them. In addition, a passenger type is associated with the privately filed fare for pricing purposes. There is a passenger type for every fare type code.

                  d. The ability of an agent to AAA into a particular city or duty code is governed by the agent's EPR. Customer may choose to use an existing AAA city to secure private fares or they may use a non-IATA assigned AAA city.


              4.  "PNR DATABASE"

                  a. SDT will provide Customer with access to a relational PNR database. The database will be populated with summary information from all PNRs in the multihost partition. Access to the database is provided via a suite of predefined management reports available on the Internet.

                  b. The process for capturing data and populating it is as
                     follows:

                         (1)  Every  time  a  PNR  is  created  or   modified,
                              selective PNR data fields will be captured.

                         (2)  The  data  will  then  be   transported  to  the
                              "open-system" platform.

                         (3) Once on the open-system, the data will be passed through a filter to remove SABRE-specific information (pointers, etc.) and mapped to the relational database model.

                         (4) Lastly, the data will be populated into the relational database.

                  c. As new reports and features are developed, SDT will make them available to Customer at a cost to be determined by SDT.

                                    EXHIBIT B
                                 STANDARD RATES

         "Standard Rates" shall mean, during 1997, the following SDT hourly billing rates:

                  ------------------------------------ -------------------------

                  Job Title                              Rates (USD)
                 ------------------------------------- -------------------------
                 ------------------------------------- -------------------------
                                                            ***
                  Technical Writer
                 ------------------------------------- -------------------------
                 ------------------------------------- -------------------------
                                                            ***
                   Consultant
                 ------------------------------------- -------------------------
                 ------------------------------------ -------------------------
                                                            ***
                   Senior Consultant
                 ------------------------------------ -------------------------
                 ------------------------------------- -------------------------
                                                            ***
                   Principal
                 ------------------------------------ -------------------------
                 ------------------------------------ -------------------------
                                                            ***
                   Senior Principal
                 ------------------------------------- -------------------------
                 ------------------------------------- -------------------------
                                                            ***
                   Vice President
                 ------------------------------------- -------------------------

SDT may modify the Standard Rates, but no more than once per calendar year, by a percentage not to exceed twelve percent (12%) per annum.

                                    EXHIBIT C
                                 ACKNOWLEDGMENT

         In consideration for The SABRE Group, Inc., by and through its SABRE Decision Technologies ("SDT") division permitting the use of SABRE for the benefit of [NAME OF AIRLINE], effective upon the date of such use, [NAME OF AIRLINE] hereby agrees, for the benefit of SDT, to be bound by the obligations of Customer contained in Article 7 and Article 11 of the SABRE Multihost
Agreement between The SABRE Group, Inc. and Reno Air, Inc. It is expressly acknowledged that SDT is an intended beneficiary of this Acknowledgment.


[NAME OF AIRLINE]

By: _____________________
Name: __________________
Title: ___________________

                                    EXHIBIT D
                       APPROVED LOCATIONS FOR INSTALLATION
                         OF SABRE RESERVATIONS TERMINAL


         Customer shall within fifteen (15) days from the date first written above provide SDT with a list of the locations at which Customer desires to have SABRE reservations terminals installed pursuant to this Agreement. Such list is subject to the approval of SDT, with such approval not to be unreasonably withheld.

                                                                   EXHIBIT 10.3

                                 RENO AIR, INC.
                          EMPLOYEE STOCK INCENTIVE PLAN

The Reno Air Employee Stock Incentive Plan is a restatement of the Reno Air 1992 Stock Option Plan. Options granted under the Reno Air Stock Option Plan prior to its restatement are governed by the terms of the Plan as in existence prior to its restatement. Shares previously subject to options granted under the Reno Air Stock Option Plan, which become available for grant due to lapse or forfeiture of such options, become available for grant under the plan as restated.


SECTION 1.            Purposes

                  The purposes of the Reno Air Employee Stock Incentive Plan (the "Plan") are to enable Reno Air, Inc. (including any consolidated subsidiaries, the "Company") to attract, retain and reward employees and consultants and strengthen the existing mutuality of interests between such persons and the Company's stockholders by offering such persons an equity interest in the Company.

SECTION 2.            Types of Awards

                  2.1 Awards under the Plan may be in the form of (i) Stock Options; (ii) Stock Appreciation Rights; and/or (iii) Restricted Stock. An eligible employee may be granted one or more types of awards.

SECTION 3.            Administration

                  3.1 The Plan shall be administered by the Company's Board of Directors (the "Board") or such committee of directors as the Board shall designate (the "Committee"), which shall consist of not less than two directors each of whom is (a) a non-employee director, as such term is defined in Rule 16b-3 under the Securities Exchange Act of 1934 or any successor rule, and (b) an outside director satisfying the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, or any successor thereto (the "Code"). The members of the Committee shall serve at the pleasure of the Board. In the event and to the extent the Board does designate such a Committee, references herein to the Board shall be references to the Committee.

                  3.2 The Board shall have the following authority with respect to awards under the Plan: to grant awards to eligible employees under the Plan; to adopt, alter and repeal such administrative rules, guidelines and practices governing the Plan as it shall deem advisable; to interpret the terms and provisions of the Plan and any award granted under the Plan; and to otherwise supervise the administration of the Plan. In particular, and without limiting its authority and powers, the Board shall have the authority:

                           (a) to determine whether and to what extent any award or combination of awards will be granted hereunder, including whether any awards will be granted in tandem with each other;

                           (b) to select the employees to whom awards will be granted;

                           (c) to determine the number of shares of the common stock of the Company (the "Stock") to be covered by each award granted hereunder subject to the limitations contained herein;

                           (d) to determine the terms and conditions of any award granted hereunder, including, but not limited to, any vesting or other restrictions based on such performance objectives (the "Performance Objectives") and such other factors as the Board may establish, and to determine whether the Performance Objectives and other terms and conditions of the award are satisfied;

                           (e) to determine the treatment of awards upon an employee's retirement, disability, death, termination for cause or other termination of employment, to the extent not otherwise set forth herein;

                           (f) to determine pursuant to a formula or otherwise the fair market value of the Stock on a given date; provided, however, that if the Board fails to make such a determination, fair market value of the Stock on a given date shall be the last reported sales price of the Stock on the Nasdaq National Market (or the principal exchange upon which the Stock is traded) on the last preceding date on which such price was reported;

                           (g) to determine that amounts equal to the amount of any dividends declared with respect to the number of shares covered by an award (i) will be paid to the employee currently or (ii) will be deferred and deemed to be reinvested or (iii) will otherwise be credited to the employee, or that the employee has no rights with respect to such dividends;

                           (h) to determine whether, to what extent, and under what circumstances Stock and other amounts payable with respect to an award will be deferred either automatically or at the election of an employee, including providing for and determining the amount (if any) of deemed earnings on any deferred amount during any deferral period;

                           (i) to provide that the shares of Stock received as a result of an award shall be subject to a right of first refusal, pursuant to which the employee shall be required to offer to the Company any shares that the employee wishes to sell, subject to such terms and conditions as the Board may specify; and

                           (j) to amend the terms of any award, prospectively or retroactively; provided, however, that no amendment shall impair the rights of the award holder without his or her written consent, and further provided that no such amendment shall alter the price at which an option is exercisable, or shorten the vesting provisions, or relax the restrictions applicable to a grant (other than as contemplated by the terms of the grant.)

                  3.3 If the Plan is administered by the Committee, the Committee shall have the right to designate awards as "Performance Awards." Awards so designated shall be granted and administered in a manner designed to preserve the deductibility of the compensation resulting from such awards in accordance with Section 162(m) of the Code. The grant or vesting of a Performance Award shall be subject to the achievement of Performance Objectives established by the Committee based on one or more of the following criteria, in each case applied to the Company on a consolidated basis and/or to a business unit and which the Committee may use as an absolute measure, as a measure of improvement relative to prior performance, or as a measure of comparable performance relative to a peer group of companies: sales, costs, operating profits, operating profits before interest expense and taxes, net earnings, earnings per share, return on equity, debt to equity ratio, market share, stock price, economic value added, and market value added employee retention/turnover.

                  The Performance Objectives for a particular Performance Award relative to a particular fiscal year shall be established by the Committee in writing no later than 90 days after the beginning of such year. The Committee's determination as to the achievement of Performance Objectives relating to a Performance Award shall be made in writing.

                  3.4 All determinations made by the Board pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company and Plan participants.

SECTION 4.            Stock Subject to Plan

                  4.1 The total number of shares of Stock which may be issued under the Plan shall be 4,600,000 shares (subject to adjustment as provided below). Such shares may consist of authorized but unissued shares or treasury shares. The exercise of a Stock Appreciation Right for cash or the payment of any other award in cash shall not count against this share limit.

                  4.2 To the extent a Stock Option terminates without having been exercised, or an award terminates without the employee having received payment of the award, or shares awarded are forfeited, the shares subject to such option or award shall again be available for distribution in connection with future awards under the Plan. Shares of Stock equal in number to the shares surrendered in payment of the option price, and shares of Stock which are withheld in order to satisfy federal, state or local tax liability, shall not count against the above limit, and shall again be available for grants under the Plan.

                  4.3 No employee shall be granted Stock Options, Stock Appreciation Rights, and/or Restricted Stock or any combination of the foregoing with respect to more than 250,000 shares of Stock in any fiscal year (subject to adjustment as provided in Section 4.4).

                  4.4 In the event of any merger, reorganization, consolidation, sale of substantially all assets, recapitalization, Stock dividend, Stock split, spin-off, split-up, split-off, distribution of assets or other change in corporate structure affecting the Stock, a substitution or adjustment, as may be determined to be appropriate by the Board in its sole discretion, shall be made in the aggregate number of shares reserved for issuance under the Plan, the number of shares as to which awards may be granted to any individual in any fiscal year, the number of shares subject to outstanding awards and the amounts to be paid by award holders or the Company, as the case may be, with respect to outstanding awards; provided, however, that no such adjustment shall increase the aggregate value of any outstanding award.

SECTION 5.            Eligibility

                  5.1 Employees of the Company, including officers, are eligible to be granted awards under the Plan. Directors of the Company who are not employees are not eligible to be granted awards under the Plan. The participants under the Plan shall be selected from time to time by the Board, in its sole discretion, from among those eligible. As used throughout this Plan, the term employee includes paid consultants to the Company, except that consultants shall not be eligible to receive Incentive Stock Options.

SECTION 6.            Stock Options

                  6.1 The Stock Options awarded to employees under the Plan may be of two types: (i) Incentive Stock Options within the meaning of Section 422 of the Code or any successor provision thereto; and (ii) Non-Qualified Stock Options. To the extent that any Stock Option does not qualify as an Incentive Stock Option, it shall constitute a Non-Qualified Stock Option.

                  6.2 Subject to the following provisions, Stock Options awarded to employees under the Plan shall be in such form and shall have such terms and conditions as the Board may determine:

                           (a) Option Price. The option price per share of Stock purchasable under a Stock Option shall be determined by the Board, but shall not be less than the fair market value of the Stock on the date of the award of the Stock Option.

                           (b) Option Term. The term of each Stock Option shall be fixed by the Board, but shall not be more than ten (10) years from the date the option is granted.

                           (c)   Exercisability.    Stock   Options   shall   be
         exercisable at such time or times and subject to such terms and conditions as shall be determined by the Board. The Board may waive such exercise provisions at any time in whole or in part.

                           (d) Method of Exercise. Stock Options may be exercised in whole or in part at any time during the option period by giving written notice of exercise to the Company specifying the number of shares to be purchased, accompanied by payment of the purchase price. Payment of the purchase price shall be made in such manner as the Board shall permit, which may include cash (including cash equivalents), delivery of shares of Stock already owned by the optionee or subject to awards hereunder, "cashless exercise", any other manner permitted by law determined by the Board, or any combination of the foregoing. If the Board determines that a Stock Option may be exercised using shares of Restricted Stock, then unless the Board provides otherwise, the shares received upon the exercise of a Stock Option which are paid for using Restricted Stock shall be restricted in accordance with the original terms of the Restricted Stock award.

                           (e) No Stockholder Rights. An optionee shall have neither rights to dividends or other rights of a stockholder with respect to shares subject to a Stock Option until the optionee has given written notice of exercise and has paid for such shares.

                           (f) Surrender Rights. The Board may provide that options may be surrendered for cash upon any terms and conditions set by the Board.

                           (g) Non-transferability. Unless otherwise provided by the Board, (i) Stock Options shall not be transferable by the optionee other than by will or by the laws of descent and distribution, and (ii) during the optionee's lifetime, all Stock Options shall be exercisable only by the optionee or by his or her guardian or legal representative.

                           (h) Termination of Employment. Following the termination of an optionee's employment with the Company, the Stock Option shall be exercisable to the extent determined by the Board. The Board may provide different post-termination exercise provisions with respect to termination of employment for different reasons. The Board may provide that, notwithstanding the option term fixed pursuant to
         Section 6.2(b), a Stock Option which is outstanding on the date of an optionee's death shall remain outstanding for an additional period after the date of such death.

                  6.3 No Incentive Stock Option shall be awarded more than ten years after the effective date of the Plan specified in Section 13. No Incentive Stock Option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its parent or subsidiary corporations, as defined in Section 424 of the Code, shall (A) have an option price which is less than 110% of the fair market value of the Stock on the date of award of the Incentive Stock Option or (B) be exercisable more than five years after the date such Incentive Stock Option is awarded.

SECTION 7.            Stock Appreciation Rights

                  A Stock Appreciation Right awarded to an employee shall entitle the holder thereof to receive payment of an amount, in cash, shares of Stock or a combination thereof, as determined by the Board, equal in value to the excess of the fair market value of the number of shares of Stock as to which the award is granted on the date of exercise over an amount specified by the Board. Any such award shall be in such form and shall have such terms and conditions as the Board may determine. The grant shall specify the number of shares of Stock as to which the Stock Appreciation Right is granted.

SECTION 8.            Restricted Stock

                  Subject to the following provisions, all awards of Restricted Stock to employees shall be in such form and shall have such terms and conditions as the Board may determine:

                           (a) The Restricted Stock award shall specify the number of shares of Restricted Stock to be awarded, the price, if any, to be paid by the recipient of the Restricted Stock and the date or dates on which, or the conditions upon the satisfaction of which, the Restricted Stock will vest. The grant and/or the vesting of Restricted Stock may be conditioned upon the completion of a specified period of service with the Company, upon the attainment of specified Performance Objectives or upon such other criteria as the Board may determine.

                           (b) Stock certificates representing the Restricted Stock awarded to an employee shall be registered in the employee's name, but the Board may direct that such certificates be held by the Company on behalf of the employee. Except as may be permitted by the Board, no share of Restricted Stock may be sold, transferred, assigned, pledged or otherwise encumbered by the employee until such share has vested in accordance with the terms of the Restricted Stock award. At the time Restricted Stock vests, a certificate for such vested shares shall be delivered to the employee (or his or her designated beneficiary in the event of death), free of all restrictions.

                           (c) The Board may provide that the employee shall have the right to vote or receive dividends on Restricted Stock. Unless the Board provides otherwise, Stock received as a dividend on, or in connection with a stock split of, Restricted Stock shall be subject to the same restrictions as the Restricted Stock.

                           (d) Except as may be provided by the Board, in the event of an employee's termination of employment before all of his or her Restricted Stock has vested, or in the event any conditions to the vesting of Restricted Stock have not been satisfied prior to any deadline for the satisfaction of such conditions set forth in the award, the shares of Restricted Stock which have not vested shall be forfeited, and the Board may provide that (i) any purchase price paid by the employee shall be returned to the employee or (ii) a cash payment equal to the Restricted Stock's fair market value on the date of forfeiture, if lower, shall be paid to the employee.

SECTION 9.            Election to Defer Awards

                  The Board may permit an employee to elect to defer receipt of an award for a specified period or until a specified event, upon such terms as are determined by the Board.

SECTION 10.           Tax Withholding

                  10.1 Each employee shall, no later than the date as of which the value of an award first becomes includible in such person's gross income for applicable tax purposes, pay to the Company, or make arrangements satisfactory to the Board regarding payment of, any federal, state, local or other taxes of any kind required by law to be withheld with respect to the award. The obligations of the Company under the Plan shall be conditional on such payment or arrangements, and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the employee.

                  10.2 To the extent permitted by the Board, and subject to such terms and conditions as the Board may provide, an employee may elect to have the withholding tax obligation, or any additional tax obligation with respect to any awards hereunder, satisfied by (i) having the Company withhold shares of Stock otherwise deliverable to such person with respect to the award or (ii) delivering to the Company shares of unrestricted Stock. Alternatively, the Board may require that a portion of the shares of Stock otherwise deliverable be applied to satisfy the withholding tax obligations with respect to the award.

SECTION 11.           Amendments and Termination

                  The Board may discontinue the Plan at any time and may amend it from time to time, provided, that any amendment to the Plan increasing the number of authorized shares or providing a material increase in the value of awards granted under the Plan or materially increasing the cost of the Plan to the Company shall require shareholder approval. No amendment or discontinuation of the Plan shall adversely affect any award previously granted without the award holder's written consent.

SECTION 12.           General Provisions

                  12.1 Each award under the Plan shall be subject to the requirement that, if at any time the Board shall determine that (i) the listing, registration or qualification of the Stock subject or related thereto upon any securities exchange or under any state or federal law, or (ii) the consent or approval of any government regulatory body or (iii) an agreement by the recipient of an award with respect to the disposition of Stock is necessary or desirable (in connection with any requirement or interpretation of any federal or state securities law, rule or regulation) as a condition of, or in connection with, the granting of such award or the issuance, purchase or delivery of Stock thereunder, such award shall not be granted or exercised, in whole or in part, unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Board.

                  12.2 Nothing set forth in this Plan shall prevent the Board from adopting other or additional compensation arrangements. Neither the adoption of the Plan nor any award hereunder shall confer upon any employee of the Company any right to continued employment.

                  12.3 Determinations by the Board under the Plan relating to the form, amount, and terms and conditions of awards need not be uniform, and may be made selectively among persons who receive or are eligible to receive awards under the Plan, whether or not such persons are similarly situated.

                  12.4 No member of the Board or the Committee, nor any officer or employee of the Company acting on behalf of the Board or the Committee, shall be personally liable for any action, determination or interpretation taken or made with respect to the Plan, and all members of the Board or the Committee and all officers or employees of the Company acting on their behalf shall, to the extent permitted by law, be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

SECTION 13.           Effective Date of Plan

                  The Plan was effective on April 29, 1992. This restatement shall be effective on May 22, 1997, subject to approval by the Company's stockholders at the 1997 Annual Meeting of Stockholders.

                                                                   EXHIBIT 10.4

                                 RENO AIR, INC.
                           DIRECTORS STOCK OPTION PLAN



SECTION 1.        Purposes

         The purposes of the Reno Air Directors Stock Option Plan (the "Plan") are to enable Reno Air, Inc. (including any consolidated subsidiaries, the "Company") to attract and retain directors of the Company and strengthen the existing mutuality of interests between such directors and the Company's stockholders by offering such directors an equity interest in the Company.

SECTION 2.        Authorization

         2.1 The total number of shares of common stock of the Company (the "Stock") which may be issued under the Plan shall be 300,000 shares (subject to adjustment as provided below). Such shares may consist of authorized but unissued shares or treasury shares.

         2.2 To the extent a stock option terminates without having been exercised, the shares subject to such option shall again be available for distribution in connection with future awards under the Plan.

         2.3 In the event of any merger, reorganization, consolidation, sale of substantially all assets, recapitalization, Stock dividend, Stock split, spin-off, split-up, split-off, distribution of assets or other change in corporate structure affecting the Stock, a substitution or adjustment, as may be determined to be appropriate by the Board in its sole discretion, shall be made in the aggregate number of shares reserved for issuance under the Plan, the number of shares as to which awards may be granted to any individual in any fiscal year, the number of shares subject to outstanding awards and the amounts to be paid by optionees or the Company, as the case may be, with respect to outstanding awards; provided, however, that no such adjustment shall increase the aggregate value of any outstanding award.

SECTION 3.        Administration

         3.1 The Plan shall be administered by the Company's Board of Directors.

         3.2 Each person who is not a member of the Board of Directors of the Company and who first becomes a director of the Company after May 22, 1997 (a "Qualified Director"), shall be granted, on the first trading day coincident with or immediately following the date of his or her election as a director, an option to purchase 30,000 shares of common stock. On the first trading day of June of each year commencing in June 1998, each Qualified Director then serving on the Board who has served for at least the preceding six months, and each other director of the Company who has served for at least the preceding three years, shall be granted an option to purchase an additional 10,000 shares of Stock. For purposes of this section, the term trading day shall mean a day on which the Stock is traded on a national securities exchange, on the Nasdaq National Market, or in the over-the-counter market. Notwithstanding the foregoing, if on any date on which stock options are to be granted, the remaining shares available for issuance under the Plan are insufficient to satisfy the grants then due, each director entitled to an option shall receive an option to purchase his or her pro rata portion of the remaining shares.

         3.3 Each option granted under the Plan shall have the following terms:

         (a)      General.  The option shall be a non-qualified option.

         (b) Option Price. The option price shall be the fair market value of the shares on the date of grant, determined as the last reported sales price of the Stock on the Nasdaq National Market (or the principal exchange upon which the Stock is listed) on the last preceding date for which such price was reported.

         (c) Term of Option. The option term shall be ten years from the date of grant (the "Option Expiration Date"), unless earlier terminated under section
(e).

         (d) Vesting. The option shall vest as to one-third of the shares subject to the option on each anniversary of the grant date.

         (e) Termination of Option. The option may be exercised at any time after it vests and prior to the first of the following to occur:

         (i) Thirty (30) days after the termination of the optionee's membership on the Board of Directors for any reason except the optionee's death or disability; provided that the Board of Directors of the Corporation may extend such thirty (30) day period up to a period not to exceed two years, but in no event beyond the Option Expiration Date, and

         (ii) Six (6) months after the termination of the optionee's membership on the Board of Directors by reason of the optionee's death of disability, provided that the Board of Directors of the Corporation may extend such six (6) month period up to a period not to exceed two years, but in no event beyond the Option Expiration Date.

         (f) Payment of Exercise Price. The option price may be payable by cashier's or certified check, personal check (if acceptable to the Company), shares of common stock owned by the optionee, surrender of vested options (if approved by the Board of Directors) or for such other types of consideration as may have been approved by the Board of Directors.

         (g) Method of Exercise. The option may be exercised in whole or in part at any time during the option period by giving written notice of exercise to the Company specifying the number of shares to be purchased, accompanied by payment of the purchase price.

         (h) Non-transferability. No option shall be transferable by the optionee other than by the laws of descent and distribution. During the optionee's lifetime, all options shall be exercisable only by the optionee or by his or her guardian or legal representative.

         (i) No Stockholder Rights. An optionee shall have neither rights to dividends nor other rights of a stockholder with respect to shares subject to an option until the optionee has given written notice of exercise and has paid for such shares.

SECTION 4.        Tax Withholding

         4.1 Each optionee shall, no later than the date as of which the value of an award first becomes includible in such person's gross income for applicable tax purposes, pay to the Company, or make arrangements satisfactory to the Board regarding payment of, any federal, state, local or other taxes of any kind required by law to be withheld with respect to the award. The obligations of the Company under the Plan shall be conditional on such payment or arrangements, and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment of any kind otherwise due to the optionee.

         4.2 To the extent permitted by the Board, and subject to such terms and conditions as the Board may provide, an optionee may elect to have the withholding tax obligation, or any additional tax obligation with respect to any awards hereunder, satisfied by (i) having the Company withhold shares of Stock otherwise deliverable to such person with respect to the award or (ii) delivering to the Company shares of unrestricted Stock. Alternatively, the Board may require that a portion of the shares of Stock otherwise deliverable be applied to satisfy the withholding tax obligations with respect to the award.

SECTION 5.        Amendments and Termination

         The Board may discontinue the Plan at any time and may amend it from time to time. No amendment or discontinuation of the Plan shall adversely affect any award previously granted without the award holder's written consent.

SECTION 6.        General Provisions

         6.1 Each award under the Plan shall be subject to the requirement that, if at any time the Board shall determine that (i) the listing, registration or qualification of the Stock subject or related thereto upon any securities exchange or under any state or federal law, or (ii) the consent or approval of any government regulatory body or (iii) an agreement by the recipient of an award with respect to the disposition of Stock is necessary or desirable (in connection with any requirement or interpretation of any federal or state securities law, rule or regulation) as a condition of, or in connection with, the granting of such award or the issuance, purchase or delivery of Stock thereunder, such award shall not be granted or exercised, in whole or in part, unless such listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Board.

         6.2 Nothing set forth in this Plan shall prevent the Board from adopting other or additional compensation arrangements. Neither the adoption of the Plan nor any award hereunder shall confer upon any optionee of the Company, any right to a continued position with the Company or membership on the Board.

         6.3 Determinations by the Board under the Plan relating to awards need not be uniform, and may be made selectively among persons who receive awards under the Plan, whether or not such persons are similarly situated.

         6.4 No member of the Board or the Board, nor any officer or employee of the Company acting on behalf of the Board or the Board, shall be personally liable for any action, determination or interpretation taken or made with respect to the Plan, and all members of the Board or the Board and all officers or employees of the Company acting on their behalf shall, to the extent permitted by law, be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

SECTION 7.        Effective Date of Plan

         The Plan shall be effective on May 22, 1997, subject to approval by the Company's stockholders at the 1997 Annual Meeting of Stockholders.

                                                                   EXHIBIT 10.5

July 3, 1997


                                                               Robert W. Reding
                                                                President & CEO
                                                           Direct  702/686-3837
                                                           simile  702/686-3875
Mr. B.J. Rone
3000 St. Germain Drive
McKinney, TX 75070

Dear B.J.:

Reno Air is pleased to offer you the position of Sr. Vice President, Finance and Administration, and CFO reporting to me. I look forward to your participation in Reno Air's future success.

The specifics of the offer are as follows:

Title:            Sr. Vice President, Finance and Administration & C.F.O.

Salary: $180,000/annum, paid $7,500 semi-monthly (24 pa6y periods per annum). Salary to Commence when you report to work on your "Start Date."

Benefits:         Standard Reno Air Benefit Plan

Bonus: You will be eligible to participate in the Reno Air Executive Incentive Bonus Plan, based upon the successful attainment of defined individual and corporate objectives. At 100% attainment of Plan you will be eligible to receive a bonus of 30% of annual base salary earned during the calendar year.

Stock Option: Should you report to work next week, you will have the option to purchase 180,000 Common Shares from the Reno Air Incentive Stock Option Plan, exercisable at $7 7/16, which was the closing market value of the stock when your employment was approved at the telephonic Board meeting held on June 25, 1997. The options come with a 60-month vesting period, vesting on a straight line basis annually.

                  Further, you will be eligible to participate in a Performance Accelerated stock (PASOP) Plan for 50,000 shares. A copy of the Plan is included for your review. The option price for the PASOP plan will be determined and approved at the next Board meeting.

Relocation:       As your new position requires relocation to Reno, Nevada, we will provide the following relocation assistance:

                  Up to 452,000 for documented and reasonable relocation costs including the closing costs associated with the sale of your home in McKinney, Texas. Additionally, you will be reimbursed $1,500 per month for temporary housing in Reno, Nevada, for up to a maximum of six (6) months, or until your home in McKinney, Texas, is sold, whichever comes first.

                  If your employment terminates voluntarily, or if you are terminated for "cause" prior to completing one year's service, all reimbursed moving expenses must be repaid to the Company on a pro-rated basis.

                  If you are terminated "without cause", the Company will provide the costs of your relocation back to McKinney, Texas, or equivalent location of your choice.

Change of
  Control: The Board of Directors, will consider a management recommended Change of Control Agreement for all Executive and "Key" Officers at Reno Air at its next scheduled board meeting on July 25, 1997.

Termination
"Without Cause":
                  If you are terminated without cause, you will be provided termination benefits while you are unemployed including up to twelve months of continuing bi-monthly salary and health care benefits for yourself and eligible dependents.

I am delighted to have you join the Reno Air team and look forward to a beneficial and positive relationship. If these terms are agreeable to you, please indicate the date next week that you plan to report to work in Reno and return a signed copy of this letter to me at fax 702/686-3875.

Sincerely,

/s/ Robert W. Reding
Robert W. Reding
President & CEO

Accepted by:
/s/  B. J. Rone   7-7-97                     7-8-97
     B. J. Rone   Date                       Start Date