Form 10-K
period 1997-12-31
RENO AIR INC/NV/
filed 1998-03-27
CIK 884264

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the Fiscal Year Ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _____________ to _________________

                             Commission file number
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

       Registrant's telephone number, including area code: (702) 954-5000

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                Series A Cumulative Convertible Exchangable Preferred Stock,
                            Par value $0.001 per share


                      Items omitted from this report: None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of the voting stock held by persons who are not officers or directors (or their affiliates) of the Registrant, as of March 1, 1998, was approximately $83,739,528 at a price of $8.00 per share.

         The number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 1998, was as follows:

           Class                                              Number of Shares
           -----                                              ----------------
Common Stock, Par Value $.01 Per Share                            10,578,271


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be sent to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1997 (the "Proxy Statement") have been incorporated by reference into Part III of this Form 10-K.

                                  Page 1 of 55
              (Index of Exhibits Filed with this Report on Page 45)

                                 RENO AIR, INC.
                              Table of Contents to
                           Annual Report on Form 10-K
                                                                          Page
Part I
Item 1            Business..............................................      4

                  Cautionary Statements.................................      8

Item 2            Properties............................................      9

Item 3            Legal Proceedings.....................................     10

Item 4            Submission of Matters to a Vote of Security Holders...     10

                  Executive Officers of the Registrant..................     11
Part II

Item 5            Market for Registrant's Common Equity and Related
                  Stockholder Matters...................................     13

Item 6            Selected Financial Data...............................     14

Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................     16

Item 8            Financial Statements and Supplementary Data...........     23

Item 9            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................     40

Part III

Item 10           Directors and Executive Officers of the Registrant....     40

Item 11           Executive Compensation................................     40

Item 12           Security Ownership of Certain Beneficial Owners
                  and Management........................................     40

Item 13           Certain Relationships and Related Transactions........     40

Part IV

Item 14           Exhibits, Financial Statements Schedules, and
                  Reports on Form 8-K...................................     41

                  Table of Exhibits filed with Form 10-K................     41

                                     PART I

Item 1.  Business

General Description

     Reno Air, Inc. ("Reno Air" or the "Company") is a national air carrier operating primarily in the western United States. The Company's primary strategy is to provide low-cost, low-fare and high quality all-jet scheduled airline passenger service. The Company also transports cargo and mail and provides charter service.

     As of March 1, 1998, the Company operates 30 aircraft flying scheduled service primarily from its two hubs in Reno/Tahoe and Las Vegas, Nevada, and in high frequency service between San Jose and southern California. In addition to these cities, the Company serves Anchorage, Atlanta, Chicago, Colorado Springs, Oklahoma City, Los Angeles, Orange County (California), Portland, San Diego, San Francisco, Seattle, Tucson and Vancouver (British Columbia). Service to Albuquerque, Ontario, Detroit, Gulfport and St. Petersberg is being discontinued in the second quarter of 1998 as the Company concentrates on its core markets.

     As of March 1, 1998, the Company operated approximately 90 daily departures to or from Reno, 64 daily departures to or from Las Vegas, and 56 daily departures to or from San Jose.

     In addition to its scheduled operations, Reno Air conducts ad hoc charter flights and track charter programs. The Company operates an in-house tour program called QQuick Escapes, which offers resort packages including airfare, lodging and other services, primarily to Reno/Tahoe, Las Vegas and Southern California.

     Reno Air was incorporated in 1990 in the State of Nevada. Reno Air's principal executive offices are located at 220 Edison Way, Reno, Nevada 89502, and its telephone number is (702) 954-5000.

Marketing

     Reno Air markets its product as "A Better Low Fare Airline". Management believes that the Company's low fare structure, with minimal restrictions on travel; its relatively new fleet of aircraft (with an average age of less than seven years as of March 1998); and its service amenities, such as advanced seat assignments, first-class service on all scheduled flights and participation in the American Airlines ("American") AAdvantage(R) frequent-flyer program on most scheduled flights, distinguish the Company from its primary competition.

     As of January 6, 1998, the Company has codeshare relationships with three airlines: Wings West Airlines d/b/a American Eagle, Hawaiian Airlines, and Qantas Airlines. These agreements permit passengers to book travel under a single airline code for travel connecting between the carriers. The Company's marketing code ("QQ") is carried on some American Eagle flights to and from Los Angeles International Airport. Hawaiian's marketing code ("HA") is carried on certain of the Company's flights to and from Los Angeles. Qantas' marketing code ("QF") is carried on Reno Air's flights between Los Angeles and San Francisco
(which commenced January 6, 1998). Management believes that codeshare relationships potentially increase the Company's unit revenues and intends to pursue further codeshare opportunities. There can be no assurance that the Company's current codeshare arrangements will continue or that it will be successful in obtaining additional codeshare agreements.

     The Company participates in all major domestic travel agency reservation systems ("CRS"), and approximately 55% of the Company's tickets are sold through travel agencies. Travel agencies can significantly impact the Company's business by directing passenger traffic to or away from the Company. On October 6, 1997, the Company reduced the normal commission it pays to travel agencies from 10% to 8% matching similar reductions implemented by most major airlines. From time to time airlines, including the Company, may pay additional "override" commissions to travel agencies.

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

     The CRS charges are a substantial expense in the case of lower fare tickets and thereby disproportionately affect low fare, high volume carriers such as Reno Air. The Company has undertaken several measures and is considering additional programs to reduce these costs, potentially including reducing its participation in CRS systems. In 1995, Reno Air instituted its EZTrip(TM) ticketless travel option, which allows passengers to confirm a reservation and travel without the need for a standard paper airline ticket. In addition to reducing processing costs, the ticketless option facilitates passengers booking directly with the Company, eliminating or reducing CRS charges on such transactions. In 1997, approximately 30% of Reno Air's passenger sales were sold as ticketless travel.

     Many vendors (including travel agencies, CRS systems and others) have developed internet booking methods whereby individuals can book travel on Reno Air through the internet. Such access may increase the CRS charges to Reno Air when measured as a percentage of total sales, due to possible increases in booking activity without matching increases in actual travel.

     The Company has interline agreements with most major carriers, which facilitate the ability of passengers to fly itineraries that include segments connecting between the Company's flights and other airlines' flights by providing, among other benefits, an automatic transfer of checked baggage and single ticketing for the entire itinerary.

     The Company advertises primarily in newspapers and magazines, on billboards and by radio. The Company also sponsors sports and other events in order to obtain television exposure, but has purchased minimal direct television advertising due to its generally high cost. The Company also sponsors cultural and other community events in the cities it serves.

Employees

     As of March 1, 1998, the Company had 2,299 employees, including 1,949 full-time and 350 part-time personnel as follows: 285 pilots, 482 flight attendants, 574 customer service agents, 473 reservation agents, 131 mechanics and maintenance clerks, 51 sales and marketing personnel, 168 general management and accounting personnel, and 135 personnel performing other miscellaneous functions.

     The Company believes it operates with lower personnel costs than many established airlines, principally due to control of personnel costs, a more junior work force and greater flexibility in the utilization of personnel. There can be no assurance that these cost advantages will continue to exist. The Company's labor costs increased in 1997 as compared to 1996 due to general increases in staffing levels and in rates of pay.

     The Company's flight attendants became represented by the International Brotherhood of Teamsters ("IBT") on April 23, 1997, and the Company's pilots became represented by the Air Line Pilots Association ("ALPA") on September 22, 1997. The Company is negotiating a contract with the IBT and expects to negotiate a contract with ALPA.

Flight Operations and Training

     The Company conducts essentially all its flight operations with pilots and flight attendants employed by the Company. On occasion, aircraft and crews are chartered from other U.S. carriers to provide substitute service. The Company conducts its own pilot, flight attendant, maintenance, reservations agent and customer service agent training at its training center in Reno, Nevada.

Maintenance

     The Company conducts overnight checks and moderate maintenance at its own facilities. At certain stations, such maintenance is contracted to FAA-approved vendors. The Company contracts its heavy airframe maintenance and engine overhauls to established FAA-approved vendors, principally American Airlines, AAR Corporation and Greenwich Air Services.

Reservations

     The Company operates a reservation center in Reno, Nevada and opened a second reservations facility in Las Vegas in the second quarter of 1997. Effective November 4, 1997, the Company converted its host reservations database system to SABRE, under a seven-year contract. This conversion caused temporary disruption in the Company's reservation and yield management systems. SABRE is a majority owned subsidiary of AMR Corporation, which is the parent company of American.

Fuel

     The cost of aircraft fuel is a major component of the Company's operating expense, and accounted for approximately 17% of all operating expenses in 1997. Both the cost and availability of fuel are subject to many economic and other factors and events occurring throughout the world and, therefore, fuel prices can fluctuate substantially. The Company has on occasion entered into future purchase contracts locking-in the price of fuel for a portion of the Company's fuel purchase requirements and may in the future enter into similar agreements. Forward purchase contracts not only lock in advantageous fuel prices for future periods, but also provide the Company with pre-purchase discounts that further lower the Company's fuel costs. However, if the price of fuel declines below the contracted price, the Company still must pay the contracted price. Increases in the price of fuel or the unavailability of adequate fuel supplies could have a material adverse effect on the Company's operations and profitability.

Frequent Flyer Programs

     Since 1993, the Company has participated in American's AAdvantage(R) frequent flyer program. The AAdvantage(R) program allows passengers to earn AAdvantage(R) miles for travel on most scheduled Company flights and allows AAdvantage(R) members to redeem accumulated miles on such flights. Approximately 20% of the Company's passengers in 1997 were AAdvantage(R) members. The AAdvantage(R) agreement, which originally had an expiration date of December 31, 1997, has been extended through June 30, 1998, while the Company and American negotiate the terms of a longer extension. Such negotiations are continuing. Absent a longer term extension, the AAdvantage(R) agreement may be terminated by either American or the Company on June 30, 1998. The failure to renew, termination of or material changes in the terms of the AAdvantage(R) agreement could have a material adverse effect on the Company.

     Passengers can earn AAdvantage(R) mile credit on all scheduled Reno Air flights within the Pacific and Mountain time zones and on its flights to Alaska and Chicago. As a participant in the AAdvantage(R) program, Reno Air makes a controlled number of seats available on such scheduled flights for AAdvantage(R) award redemptions, at no additional cost to the AAdvantage(R) member. Reno Air limits the number of seats that are made available on each flight to minimize any potential cost of such redemptions.

     Reno Air offers QQuick Miles (TM), its own frequent flyer program on all its scheduled flights; participants in this program accrue mileage based on mileage flown and promotional programs. Accrued mileage can be redeemed for free travel awards and upgrades. Reno Air controls the number of seats available on its flights for QQuick Miles (TM) award redemptions. Reno Air has agreements with a number of other companies, including hotels and ski resorts, for participation in the QQuick Miles program. Such companies pay a fee to Reno Air for miles which they award to their customers.

Agreements with American Airlines and Others

     The Company has entered into agreements with contractors, including other airlines, to provide facilities and services required for its operations, including reservations and data processing, aircraft maintenance, ground facilities, and aircraft ground handling. The Company has agreements with American for participation in the AAdvantage(R) frequent flyer program, provision of a host reservation system (SABRE), use of landing rights at Orange County, and ground handling and rental of terminal space in San Jose, among other services. These agreements are subject to termination, in some cases on short notice. Any termination or significant interruption in such services could have a material adverse effect on the Company.

     Although the subcontracting of many services is intended to help the Company control costs, the Company's reliance upon others to provide essential services may also result in a more limited ability to control the costs or quality of such services.

Competition and Competitive Reaction

     The airline industry is highly competitive. Airlines compete with respect to fare levels, schedule convenience, dependability of service, frequency of service, number of markets served and passenger amenities (including frequent flyer programs). The Company competes on many of its routes with Southwest Airlines ("Southwest"), United Airlines ("United") and its Shuttle by United(TM), Alaska Airlines ("Alaska"), America West Airlines and Northwest Airlines, Inc., each of which is larger and has greater name recognition and substantially greater resources than the Company.

     The Company may at any time also face competition from other existing airlines or from new entrant airlines. The Company's results are highly sensitive to changes in fare levels. The Company cannot predict future fare levels, which can change rapidly, and are subject to actions by the Company's competitors.

     In many areas, Southwest has achieved market dominance through its low cost, high frequency service. United operates a short-haul airline division (Shuttle by United(TM)) on the West Coast at a cost lower than United's other operations, principally to compete with Southwest. Although management believes the Company is able to compete with United, Southwest and other airlines in terms of cost and quality of service, these or other competing airlines have in the past and may at any time undercut the Company's fares and/or expand capacity on routes beyond market demand in order to increase their respective market shares. Such activity by other airlines can reduce fares or passenger traffic to levels where profitable operations can not be achieved or sustained. On March 28, 1997, the Company commenced an antitrust action against Northwest Airlines seeking damages arising from Northwest's response to the Company's attempted institution of service between Minneapolis and Reno in the second quarter of 1993. Reno Air has amended such lawsuit to seek additional damages from Northwest's response to the Company's institution of service between Reno and Detroit in 1997. Due to its smaller size and limited liquidity, the Company may be less able to withstand fare wars or aggressive marketing tactics engaged in by its competitors.

     The Company is also subject to varying degrees of competition from surface transportation in many of its markets, particularly from buses and automobiles.

Charter and Revenue-Guaranteed Service

     In addition to its scheduled flying, Reno Air operates for fixed fees both ad hoc and long term "track" charter programs. Ad hoc charters generally involve single flights or short-term contracts carrying military personnel, sports teams or tour groups. Track charters involve seasonal or year `round contract flying for a specific contractor. In 1997, the Company conducted several track charter operations for established tour wholesalers, primarily involving weekend flying and flying during the seasonally slower periods of the year.

     In 1997, Reno Air entered into an agreement with the Harrison County Jet Service Task Force under which the task force guarantees Reno Air a minimum amount of revenue per block hour for scheduled flying by one Reno Air aircraft based in Gulfport, Mississippi. Reno Air has announced it will discontinue service to Gulfport effective June 1, 1998.

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

     The Company has a Certificate of Public Convenience and Necessity ("DOT Certificate") issued by the DOT on July 1, 1992, which allows the Company to engage in air transportation. Pursuant to law and DOT regulation, the Company's President and at least two-thirds of the Company's Board of Directors and other managing officers must be United States citizens; and not more than 25% of the Company's voting stock can be owned by foreign nationals (although subject to DOT approval the percent of foreign ownership may be as high as 49% as long as the difference between the 25% statutory limit on voting stock and the 49% equity interest allowed by the DOT is comprised of non-voting securities).

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

Changes to Airline Excise Tax

     Historically, airlines have remitted to the United States government an excise tax on airline ticket sales (recently 10% of a ticket's fare). In October 1996, the United States Congress ("Congress") established a National Civil Aviation Review Commission in part to review financing of the FAA, including the possibility of establishing a "cost-based" user fee system. In July 1997, Congress adopted changes to the federal excise ticket tax. The new legislation reduced the excise tax to 9%, and eventually to 7.5%, but imposes an additional surcharge of $1.00, which eventually increases to $3.00, for each trip segment flown. This initial structure was effective on October 1, 1997, with the full changes being phased in through the year 2002. This new structure increases the excise taxes on low-fare, short-haul transportation. The impact to the Company will depend on the extent to which the tax increase is passed on to passengers and the extent to which any such increase in the cost of travel decreases the demand for air travel. Because the demand for air travel varies in response to many factors, management has not been able to quantify the impact of the change, but believes that, to date, the impact has not been significant.

     In December 1997, the National Civil Aviation Review Commission issued its report. The Commission recommended that the Federal Aviation Administration move toward an essentially cost-based system funded by user fees in lieu of ticket taxes, with implementation of such new system in the year 2000. the Commission did not recommend any specific user fee charges. Management of the Company cannot predict whether additional user fees will be imposed or whether there will be changes to the ticket tax/user fee system adopted in July 1997.
Airport Operations and Landing Rights

     The Company's operations at John Wayne Airport in Orange County (California) and O'Hare International Airport in Chicago are regulated by governmental entities through allocation of take-off and landing authorizations ("slots"). Currently, the Company operates fifteen slots at Orange County, five of which are used pursuant to an agreement with American and may be recalled on short notice. The Company's three slots at O'Hare may be used only for service to Reno and will expire on issuance of final rules regarding special slot allocations unless renewed by the DOT; however, no such rules have been proposed. In 1997, the Company obtained another pair of special purpose slots at Chicago that will allow the Company to add a fourth round-trip flight between Reno and Chicago. There can be no assurance that Reno Air will be able to obtain additional slots or to retain sufficient slots at O'Hare or Orange County for all its desired operations.

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

Insurance

     The Company carries passenger liability insurance, aircraft loss or damage insurance, property insurance and customary other insurance. Management believes such insurance is adequate to protect the Company and its property and to comply both with federal regulations and the Company's aircraft lease and ownership agreements.

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

     The Company operates with lower personnel costs than many established airlines due to lower average seniority of the Company's workforce, lower salary structures and more flexible work rules. Management anticipates that the Company's personnel costs will increase as the Company's workforce gains seniority and as the Company's salary structure matures in response to profitability. The Company's labor costs increased in 1997 as compared to 1996 due to general increases in staffing levels and in rates of pay.

     In  1997,   the  Company's   flight   attendants  and  pilots  elected  the
International Brotherhood of Teamsters and the Airline Pilots Association, respectively, as such employees' collective bargaining representatives. The involvement of labor unions in the Company's labor relations may adversely affect the Company. The Company is negotiating a contract with the IBT and expects to negotiate a contract with ALPA.

     Management cannot predict when contracts might be entered into or the extent to which such contracts would contain terms different from the Company's current work and pay rules. Any changes may result in increased costs and reduced flexibility for the Company. Labor unions have from time to time inquired of the Company's other employee groups as to their interest in joining a union. Unionization of the Company's employees restricts the Company's flexibility in dealing with such employees, which could result in a material increase in its labor costs.

     The Company has historically experienced significant attrition in its personnel, many of whom require specialized training. Any increase in the rate of attrition would increase the Company's costs. In addition, as the size of the Company's workforce increases, the cost of attrition may become relatively greater as it may become more difficult for the Company to attract and train sufficient numbers of qualified personnel.

Aircraft Cost and Availability

     As of March 1, 1998, the Company operates 30 aircraft. Any interruption in service as a result of maintenance requirements or the loss of aircraft could materially and adversely affect the Company. A majority of the Company's aircraft are leased with remaining terms of less than five years. Any significant increases in cost to renew the leases, or unavailability of lease renewals or alternate aircraft, could materially and adversely affect the Company.

     The McDonnell Douglas Corporation merged with the Boeing Company in August 1997. As a result, there may in the future be less competition by manufacturers of aircraft to place their aircraft with airline owners or lessees. The Boeing Company has announced its intention to discontinue production of MD-80 and MD-90 aircraft in mid-1999; however, the Boeing Company announced that it will continue to provide spare parts and engineering support for these aircraft. This consolidation of the airline manufacturing industry may lead to shortages in the supply of aircraft and/or higher aircraft prices. The price or availability of spare parts and services for the Company's aircraft also may be adversely affected.

Liquidity and Leverage

     The Company has limited liquidity and is highly leveraged. These factors may adversely affect the Company's ability to respond to new opportunities or competitive conditions and may make the Company more vulnerable to downturns in its financial results.

Limited Routes

     The Company's results are largely dependent on traffic levels at its Reno/Tahoe and Las Vegas hubs, and on its routes between San Jose and southern California. Traffic levels at Reno/Tahoe and Las Vegas are based largely on tourist and recreational travel and could be materially and adversely affected, for instance, by declines in traffic to such cities as gaming destinations or to Tahoe as a ski resort. Traffic levels in San Jose are largely dependent on the California economy.

     The availability of terminal gates and other facilities is limited at many airports served by the Company. At Chicago (O'Hare) and Orange County (California), landing rights are strictly controlled. A loss of slots or gate space at airports served by the Company could have a material adverse impact on the Company.

Regulatory Costs

     Additional legislation or FAA regulations could increase operating costs or otherwise adversely affect the Company. The Company also may be adversely impacted by any prolonged inspection activity by the FAA.

     The FAA has stated that it is increasing its oversight of airlines during their first five years of operations. The Company passed its fifth anniversary on July 1, 1997. The Company could be adversely impacted by any increased FAA regulations or review activity directed toward the Company, toward younger airlines in general, or toward operators of MD-80 or MD-90 series aircraft.

Reliance on Third Parties

     The Company depends on arrangements with other companies, including American, for many essential services, for access to certain airports and for participation in the AAdvantage Program. Any significant change in the Company's relationships with third parties, including travel agencies, could have an immediate material impact on the Company. The Company depends on sales by travel agencies for a substantial portion of its revenues.

     The Company operates two aircraft types, the MD-80 series and the MD-90 series, each of which has a single engine type. Pratt & Whitney JT8D engines are used on the MD-80 aircraft and International Aero Engines V2500 engines are used on the MD-90 aircraft. Any disruption in the availability of parts or overhaul services for the Company's aircraft or engines can adversely impact the Company's operations and financial results.

Item 2.  Properties

     The Company leases (i) approximately 60,000 square feet of office space for its principal offices at 220 and 230 Edison Way, Reno, Nevada, under leases which expire on November 30, 2000; (ii) approximately 14,000 square feet at 5450 Equity Avenue, Reno, Nevada for a reservations facility under a lease which expires in 1998, and (iii) approximately 27,000 square feet at 500 East Warm Springs Road, Las Vegas, Nevada for a second reservations facility, which became operational in the second quarter of 1997, under a lease which is extendible through 2017. The Company owns an aircraft hangar at 365 South Rock Boulevard, Reno, Nevada, on land leased through 2021. The hangar is used for overnight maintenance checks and moderate repairs. Management believes its office facilities are adequate for the foreseeable future. The Company leases additional facilities in San Jose and Reno and at other airports it serves.

Aircraft

     As of March 1, 1998 the Company's fleet consisted of 31 aircraft, as indicated in the following chart. Except as indicated, all aircraft are leased.

     Aircraft Type       Number      Ownership          Seating Capacity
     _____________       ______      _________          ________________

         MD-82              6        All Leased                140
         MD-83             15        Two Owned                 140
         MD-87              5        One Owned                 117
         MD-90              5        All Leased                148

     One owned MD-83 aircraft is currently leased to another airline and two MD-82 aircraft are being returned to the lessor at expiration of the leases. The foregoing chart does not include two additional MD-82 aircraft which were leased in February 1998 with a purchase option and are being marketed to potential buyers. Management anticipates the Company's operating fleet will total 28 aircraft as of April 15, 1998.

     The MD-82 and MD-83 aircraft are very similar, modern aircraft, which have quiet and fuel-efficient engines and which are configured by the Company with 20 first-class and 120 coach-class seats. The MD-87 aircraft are smaller versions of the same aircraft type, with 12 first-class and 105 coach-class seats in the Company's configuration. The MD-90 aircraft are extremely quiet and fuel-efficient, state-of-the-art aircraft with 128 coach and 20 first class seats. The MD-90 aircraft were necessary to allow Reno Air to expand at Orange County Airport, due to the airport's stringent noise restrictions. The terms for the leased aircraft range from less than one year to eighteen years. A majority of the Company's leased aircraft have remaining terms of less than five years.

     As of March 1, 1998, the average age of the Company's fleet was less than seven years.

Airport Facilities

     Ticket counters, gates, and airport office facilities at each of the airports the Company serves are leased from the airport or municipal agency, as the case may be, and/or sub-leased or used by agreement with other airlines. Although the Company has, from time to time, experienced difficulty in obtaining suitable gate space at certain congested airports, management believes the Company will be able to maintain existing and/or obtain additional airport terminal space adequate for its needs.

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

Item 3.  Legal Proceedings

     Management believes that all legal proceedings involving the Company as defendant are either covered by insurance or are immaterial to its financial position, results of operations and liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                      Executive Officers of the Registrant

The executive officers of the Company are :

Name                    Age          Position

Joseph R. O'Gorman      54           Chairman, Chief Executive Officer
                                     and President

Beverly Grear           49           Senior Vice President - Operations

Annette Murphy          51           Senior Vice President - Customer Service

Joanne Smith            39           Senior Vice President - Marketing and
                                     Planning

Edward F. Upton         47           Senior Vice President - Maintenance

Vicki Bretthauer        40           Vice President - Administration

Richard Cannon          51           Vice President - Human Resources

Todd Kehoe              40           Vice President and Treasurer

Dennis Mitchell         47           Vice President - Flight Operations

Robert M. Rowen         41           Vice President, General Counsel
                                     and Secretary

Steve Sarner            39           Vice President - Sales and Marketing




     Joseph R. O'Gorman has been Chairman, Chief Executive Officer and President since February 19, 1998. From April 1995 through October 1997 (when he retired) Mr. O'Gorman was Executive Vice President - Fleet Operations and Administration for United Airlines. Prior to April 1995, Mr. O'Gorman held various positions at United and USAir. Mr. O'Gorman has also served as Senior Vice President - Airline Operations for AirCal, as Chief Executive Officer of Aloha Airlines and as Chief Executive Officer of Frontier Airlines.

     Beverly Grear was appointed Senior Vice President - Operations on March 18, 1998. Previously, Ms. Grear was Senior Vice President - Operations for AFSA Data Corporation.

     Annette Murphy has been Senior Vice President - Customer Service since October 14, 1997. From March 1, 1997, to October 14, 1997, Ms. Murphy was Vice President - Customer Service for the Company. Prior to joining Reno Air, Ms. Murphy was Director of Sales - Western Region with USAir for 13 years. Ms. Murphy began her career with American Airlines where for 17 years she held positions in station management, customer service, reservations, inflight and sales.

     Joanne Smith was appointed Senior Vice President - Marketing and Planning on March 23, 1998. Previously, Ms. Smith was Senior Vice President of Midway Airlines.

     Edward F. Upton has been Senior Vice President - Maintenance since March 18, 1998 and was Senior Vice President - Operations from December 1, 1997 until March 18, 1998. Since July 1993, Mr. Upton has been a principal owner of Aviation Assistance Company, and from May 1993 until December 1997, Mr. Upton was a Senior Associate with PRC Aviation; both organizations provide technical consulting to the aviation industry. Prior to May 1993, Mr. Upton held management positions with Fokker Aircraft USA, Inc., Eastern Airlines, and Northwest Airlines.

     Vicki  Bretthauer  was appointed  Vice  President - Operations on March 18,
1998.   Previously,    Ms.   Bretthauer   was   Director-Information    Services
Administration with United Airlines.

     Richard Cannon has been the Vice President - Human Resources since April 21, 1997. From 1995 to 1996, Mr. Cannon was Senior Vice-President of Human Resources and Administration at Credence Systems Corporation, a semiconductor automatic test equipment manufacturer. Prior to 1995, Mr. Cannon was employed by Lockheed Martin Missiles and Space Co., Inc., most recently as Director of Staffing and Employee Relations.

     Todd Kehoe has been Vice President and Treasurer of the Company since September 2, 1997. From February 1996 to September 1997, Mr. Kehoe was Vice President and Chief Financial Officer of Geo-Marine Corporation. From December 1994 through December 1995, Mr. Kehoe was Financial Consultant to Sterling Software. Previously, Mr. Kehoe held senior financial management positions with Advacare, Inc. and Archive Corporation.

     Dennis Mitchell has been Vice President - Flight Operations since May 15, 1997. From February 1, 1996 until May 15, 1997, Mr. Mitchell was Director of Planning; from April 1994 to February 1996, he was Director of Operations and from January 1992 to April 1994, he was Chief Pilot for the Company. Prior to joining the Company, Mr. Mitchell was a commercial airline pilot for over 20 years.

     Robert M. Rowen has been Vice President, General Counsel and Secretary since April 13, 1994. Prior to joining the Company, Mr. Rowen was an attorney with Continental Airlines, most recently Staff Vice President and Deputy General Counsel.

     Steve Sarner has been Vice President - Sales and Marketing since April 1996. From July 1994 to April 1996, Mr. Sarner was Director of Sales for the Company. From June 1992 through July 1994, Mr. Sarner was Director of Sales - Western Region for Rosenbluth International Travel, one of the nation's largest travel agencies. Prior to June 1992, Mr. Sarner held various sales management positions with USAir.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     As of March 1, 1998, there were 600 registered holders of record and approximately 7,150 beneficial holders of the Company's common stock. The Company's common stock has been traded in the NASDAQ/NMS under the symbol "RENO" since March 8, 1993, and has been traded on the Pacific Stock Exchange under the symbol "RNO" since July 19, 1993.

     The following table sets forth the quarterly high and low sale prices of the Company's common stock for the last two years.

     Common Stock:

     Fiscal Year                            High                      Low

     1997
     First Quarter                         $7 5/8                    $6 3/8
     Second Quarter                         8 15/16                   6 1/2
     Third Quarter                          9 1/16                    6 13/16
     Fourth Quarter                         7 5/8                     4 1/2

     1996
     First Quarter                         $12 5/8                   $ 7
     Second Quarter                         14 1/4                    10 1/4
     Third Quarter                          12 3/8                     7 5/8
     Fourth Quarter                          8 5/8                     6 3/4

     The Company intends to retain earnings to finance the development and growth of its business. Accordingly, no cash dividends have been declared by the Company on the common stock and the Company does not anticipate that any dividends will be declared on the common stock for the foreseeable future. Future payment of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors. The Company's 9% Senior Convertible Notes due 2002 and the Company's Series A Cumulative Convertible Exchangeable Preferred Stock contain restrictions on the Company's ability to pay dividends.

Item 6.  Selected Financial Data

     The following selected financial data as of and for each of the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the audited financial statements of the Company. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and the related notes thereto included elsewhere in this Report.


                                                                                          Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                          1993            1994           1995            1996             1997

                                                         (in thousands, except for per share data and selected operating statistics)

Statement of Operations Data:
     Operating revenues ..........................       $  124,640      $  195,519     $  256,508     $   349,884     $   383,924
     Operating expenses ..........................          131,974         209,371        252,899         347,400         394,573
                                                         ----------      ----------     ----------     -----------     -----------
     Operating income (loss) .....................           (7,334)       (13,852)          3,609           2,484         (10,649)
     Non-operating expense, net ..................               10            141           1,658             454             978
                                                         ----------      ----------     ----------     -----------     -----------
    Net income (loss) ............................       $   (7,344)     $ (13,993)     $    1,951     $     2,030     $   (11,627)
                                                         ==========      ==========     ==========     ===========     ============

    Net income (loss) applicable
         to common stock .........................       $   (7,334)     $ (13,993)     $    1,818     $     2,030     $   (12,345)
                                                         ===========     ==========     ==========     ===========     ============
    Net income (loss per common share ............       $    (1.06)     $   (1.73)     $     0.20     $      0.20     $     (1.18)
                                                         ===========     ==========     ==========     ===========     ============
     Net income (loss) per common share
       assuming dilution .........................       $    (1.06)     $   (1.73)     $     0.18     $      0.19     $     (1.18)
                                                         ===========     ==========     ==========     ===========     ============


Selected Operating Statistics (unaudited):
     Revenue passenger miles (RPM)(000)(1) .......           930,850     1,622,630       2,090,014       3,035,169       3,124,312
     Available seat miles (ASM)(000)(1)...........         1,619,737     2,678,144       3,322,475       4,503,363       4,698,332
     Passenger load factor .......................             57.5%         60.6%           62.9%           67.4%           66.5%
     Breakeven load factor .......................             61.1%         65.2%           62.4%           67.0%           68.8%
     Average fare ................................      $      63.06   $     54.03     $     61.23     $     64.11    $      65.27
     Passenger revenues per RPM (cents) ..........              12.6          11.2            11.6            10.9            11.6
     Passenger revenues per ASM (cents) ..........               7.3           6.8             7.3             7.3             7.7
     Operating expenses per ASM (cents) ..........               8.1           7.8             7.6             7.7             8.4
     Aircraft in service (at period end) .........                17            21              23              29              30
     Cities served (at period end) ...............                11            15              16              20              21
     Full-time equivalent employees
        (at period end)                                        1,122         1,323           1,490           1,964           2,058
     Depreciation and amortization (000).........       $        768    $    1,827     $     2,595      $    6,447     $    10,310
     EBITDAR(2)(000) .............................      $     17,380    $   29,702     $    54,082      $   71,220     $    70,584
     Average aircraft utilization (hours per day).               8.7           9.4             9.6             9.9             9.8
     Average aircraft stage length (miles).......                445           449             494             536             510
     Average cost of fuel (per gallon)(3).........      $       0.70    $     0.63     $      0.69      $     0.79            0.75
     Ratio of earnings to fixed charges(4)                        --            --            1.09            1.05              --
     Ratio of earnings to combined fixed
       charges and preferred stock dividends(4)..                 --            --            1.08            1.05              --


                                                                                       As of December 31,
                                                         --------------------------------------------------------------------------
                                                         1993           1994            1995             1996           1997
                                                                                     (in thousands)

Balance Sheet Data
     Cash and cash equivalents ..................        $     6,543    $    9,104      $    34,986      $   16,221     $   29,058
     Short-term investments .....................              5,174            --            2,944           2,319            129
     Current assets .............................             24,787        32,935           72,064          55,118         86,678
     Total assets ...............................             37,204        51,683           99,484         143,706        193,409
     Current liabilities ........................             22,611        43,389           53,802          67,015         80,397
     Long-term debt .............................                 --         4,788           28,755          50,698         62,584
     Total liabilities ..........................             25,255        53,481           90,581         131,575        158,685
     Shareholders' equity (deficit)..............             11,948        (1,798)           8,903          12,131         34,724
     Working capital (deficit)...................              2,176       (10,454)          18,262         (11,897)         6,281


(1) Includes track charter operations (multi-flight contracts requiring dedicated aircraft time).
(2) Net income (loss) before interest, income taxes, depreciation and amortization and flight equipment rental.
(3)  Includes fuel servicing fees and taxes.
(4) In computing the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends: (a) earnings have been based on income before income taxes and fixed charges; and (b) fixed charges consist of interest, amortization of debt discount and expense, and the estimated interest portion of rentals. Net losses for the years ended December 31, 1993, 1994 and 1997 resulted in coverage deficiencies of $7,344,000, $13,993,000, and $12,345,000 respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Selected Operating Statistics


                                                                Percent                     Percent
                                                   Year Ended   Increase     Year Ended    Increase     Year Ended
                                                     Dec. 31,  (Decrease)     Dec. 31,    (Decrease)     Dec. 31,
                                                       1997   1996 to 1997      1996     1995 to 1996      1995
Revenue Passengers(1) ..........................    5,530,454     7.2%       5,161,009       30.5%      3,954,578
Revenue Passenger Miles (000s)(2) ..............    3,124,312     2.9        3,035,169       45.2       2,090,014
Available Seat Miles (000s)(3) .................    4,698,332     4.3        4,503,363       35.5       3,322,475
Passenger Load  Factor (percent)(4).............         66.5    (1.3)            67.4        7.2            62.9
Breakeven Load Factor (percent)(5) .............         68.8     2.7             67.0        7.4            62.4
Yield per RPM (cents)(6) .......................         11.6     6.4             10.9       (6.0)           11.6
Operating Cost per ASM (cents) .................          8.4     9.1              7.7        1.3             7.6
Aircraft in Service At End of Period ...........           30     3.4               29       26.1              23
Avg. Daily Aircraft Utilization (block hours) ..          9.8    (1.0)             9.9        3.1             9.6
Avg. Cost of Fuel (cents per gallon)(7) ........           75    (2.6)              77       16.7              66

-----------
(1)  The number of trip segments flown by paying passengers.
(2)  The number of miles flown by paying passengers.
(3) The number of seats available multiplied by the number of miles such seats are flown on revenue flights.
(4)  RPMs divided by ASMs.
(5) The passenger load factor that would have resulted in the Company breaking even on a net income basis during the year, assuming yield and operating costs remained constant.
(6)  Passenger revenue divided by RPMs.
(7)  Jet fuel prices excluding into-plane service charges.
(8)  Selected  Operating   Statistics  include  scheduled  flights  and  flights
     operated under track charter programs.

Overview

     The Company was incorporated in Nevada in June 1990 and commenced operations in July 1992. The Company operates a modern fleet of Stage III McDonnell Douglas MD-80 and MD-90 aircraft that have an average age of less than seven years. The Company's stated business and marketing strategy is to be "A Better Low Fare Airline" by offering, at a low operating cost, low fares with premium service, a modern, comfortable and reliable aircraft type and marketing relationships, including participation in the American Airlines AAdvantage (R) frequent flyer program.

     As of January 6, 1998, the Company has codeshare relationships with three airlines: Wings West Airlines d/b/a American Eagle, Hawaiian Airlines, and Qantas Airlines. Management continues to pursue additional marketing relationships.

     The Company experienced rapid growth from commencement of operations through 1996, and slower growth in 1997, as demonstrated by the following chart:


                                                     Cities       Avg. Daily     Capacity    Avg. Daily Aircraft
Date                                   Aircraft (#)  Served (#)     Flights       (1)(2)     Utilization (hours) (1)

December 31, 1992                         5            7            29            332         10.5
December 31, 1993                        17           11            71          1,620          8.7
December 31, 1994                        21           15           117          2,678          9.4
December 31, 1995                        23           16           134          3,322          9.6
December 31, 1996                        29           20           168          4,503          9.9
December 31, 1997                        30           21           194          4,698          9.8

-----------
(1)   For the year ended December 31.
(2)   Millions of available seat miles.

     As of March 1, 1998, the Company served 21 cities with approximately 200 daily departures.

     During 1997, the Company significantly expanded its service at Las Vegas, creating a mini-hub linking seven cities in the Southwest, and also added service to Detroit, Oklahoma City and Ontario (California). In 1998, the Company is discontinuing service to Albuquerque, Detroit, Ontario, Gulfport and St. Petersburg and may discontinue service to other cities in order to focus on its core markets.

     During 1997, the Company opened a second reservations facility, in Las Vegas, and terminated its use of Teletech, Inc. for reservations call handling service. The Company switched its host reservation database from the Shares system to the SABRE (R) system effective November 4, 1997.

     In 1997, the Company introduced its own frequent flyer program, QQuick Miles(TM), introduced self-booking over its internet worldwide web page, and expanded the use of paperless tickets. In October 1997, the Company reduced the commission it pays on most travel agency sales from 10% to 8% in order to remain competitive with the major airlines.

     On April 23, 1997, the Company's flight attendants became represented by the International Brotherhood of Teamsters ("IBT") and, on September 22, 1997, the Company's pilots became represented by the Air Line Pilots Association ("ALPA"). The Company is negotiating a contract with the IBT and anticipates commencing contract talks with ALPA in the near future. Management cannot predict when any contracts might be entered into, or the extent to which such contracts will contain terms different from the Company's current work and pay rules. Unionization of the Company's employees restricts the Company's flexibility in dealing with such employees, which could result in a material increase in its labor costs. The Company's other employees are not represented by a union.

     In 1997, Congress adopted changes to the federal transportation excise tax, which had been 10% of a ticket's fare. The new legislation reduced this tax to 9%, and will eventually reduce this tax to 7.5%; but it also imposes an additional surcharge of $1, which eventually increases to $3, for each trip segment flown. This initial structure became effective on October 1, 1997, with the full changes being phased in through the year 2002. The legislation increases the taxes on lower fare tickets. Management cannot predict the extent the new taxes will be passed on to passengers, because fares continue to be volatile in response to industry conditions and competitors' fare actions. Many airlines, including the Company, are absorbing some of the per segment charges; for instance, when a passenger's itinerary includes two or more segments but could also have been flown with fewer segments.

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

     The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to revenues and low profit margins. A slight change in fare levels or load factors can have a substantial impact on the Company's revenues. Generally, approximately one-half of the Company's tickets are sold within the two weeks preceding the date of travel. Accordingly, any changes in the Company's competitive environment (for instance, changes in fares or service offered by its competitors) can have an immediate and significant financial impact on the Company. In addition, the Company's business is highly sensitive to general economic conditions. Any reduction in airline passenger traffic (whether general or specific to the Company) may materially and adversely affect the Company's financial position.

     Many computer systems need to be reprogrammed to operate properly in the Year 2000 because such systems rely on two digits to indicate the relevant year and cannot properly recognize the digits "00" as indicating the Year 2000. The Company is implementing a Year 2000 compliance program. However, the Company's operations depend on the operation of third-party computer systems, including the air traffic control system of the Federal Aviation Administration, as well as the computer systems that operate the Company's reservation database, scheduling systems, flight control, and other essential functions. The Company is cooperating with the vendors of such systems to detect and correct potential Year 2000 problems; however, the ultimate resolution of such problems is under the control of the vendors. Accordingly, there can be no assurance that the Company's operations will not be affected by Year 2000 computer problems.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described under Item
1. "Cautionary Statements" in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed results.

Results of Operations - General

     The Company's revenues are derived principally from the sale of airline services to passengers, and are initially recorded in the air traffic liability account. Revenue earned from these ticket sales is recognized at the time transportation is provided. Some ticket sales are never used, refunded or matched to lifts, and become "breakage", which is estimated and recognized as revenue in the month of sale. Total airline revenues are primarily a function of fare levels and the number of seats sold per flight. Other revenues, which generally total less than 10% of the Company's revenues, include primarily revenues derived from cargo, mail, ad hoc charters and QQuick Escapes tour operations.

     The Company's revenues depend primarily on its yield (ticket revenue per passenger mile) and its load factor (percentage of seats occupied by revenue passengers).

     The Company leases most of its aircraft. Under the terms of certain of its lease agreements, the Company is required to make monthly aircraft maintenance deposits based on usage; such deposits are applied against the cost of major airframe maintenance checks and engine overhauls. Such deposits are recorded as prepaid expenses (current portion) and deposits (non-current portion). The Company accrues the estimated costs relating to major airframe and engine overhauls over the flight hours or cycles of operation. In the fourth quarter of 1997, the Company recorded a $3.8 million charge to aircraft maintenance expense to adjust its accruals primarily for increases in the costs of engine overhauls.

                                        Operating Expenses per Available Seat Mile (cents)

                                                           Percent                    Percent
                                           Year Ended     Increase      Year Ended    Increase      Year Ended
                                          December 31,   (Decrease)    December 31,  (Decrease)    December 31,
           Operating Expenses                 1997      1996 to 1997      1996      1995 to 1996       1995
----------------------------------------- ------------  ------------   ------------ ------------   ------------
Salaries, wages and benefits ..........         1.44        20.0%         1.20         (5.2)%          1.26
Aircraft fuel and oil .................         1.46        (1.4)         1.48          9.8            1.35
Aircraft leases .......................         1.47         8.1          1.36         (8.9)           1.50
Aircraft Maintenance ..................         0.83        43.1          0.58         22.2            0.48
Handling, landing and airport fees ....         0.83         6.4          0.78          4.3            0.75
Advertising, sales and distribution ...         0.61        (9.0)         0.67          9.5            0.61
Commissions ...........................         0.43         0.0          0.43        (12.6)           0.49
Facilities leases .....................         0.30        20.0          0.25        (13.9)           0.29
Insurance .............................         0.13       (23.5)         0.17        (14.0)           0.20
Communications ........................         0.12        20.0          0.11          3.3            0.10
Depreciation and amortization .........         0.22        57.1          0.14         83.3            0.08
Other operating expenses ..............         0.56         3.7          0.54          6.6            0.50
                                          ------------                 ------------                ------------
                                                8.40         8.9%         7.71          1.3%           7.61
                                          ============                 ============                ============


Results of Operations -- Year Ended December 31, 1997, Compared to Year Ended December 31, 1996.

Net Income.

     The Company recognized a net loss of $11.6 million for the year ended December 31, 1997, as compared to net income of $2.0 million for the year ended December 31, 1996. The net loss in 1997 is attributable to a significant increase in the Company's unit costs, offset in part by increases in the Company's yields. The Company's load factor decreased slightly in 1997.

General.

     The Company's results for the year ended December 31, 1997 were significantly impacted by unusually harsh weather in the first quarter of 1997, an unusually high rate of unscheduled engine removals for heavy maintenance, the transition to a new reservations systems (SABRE(R)) in the fourth quarter of 1997, and general increases in labor costs.

     The high rate of engine removals resulted in increased cost due to necessary maintenance, and lost revenues due to flight cancellations. The Company was required to ground up to three aircraft at a time due to the unavailability of engines. The transition to a new host reservation system resulted in increased training costs, transition costs and lost revenues from disruption of the Company's reservation call handling operations and yield management system.

     The Company's load factor declined from 67.4% for the year ended December 31, 1996, to 66.5% for the year ended December 31, 1997, in part as a result of proportionately fewer seats being available at deeply discounted fares.

Revenues.

     The Company's operating revenues increased by 9.7% from 1996 to 1997 due to a 6.4% increase in yield and a 4.3% increase in operations (measured by available seat miles), slightly offset by a 1.3% decline in load factor. The Company's operations increased due to the realization over the full year 1997 of the growth in the Company's aircraft fleet that occurred during the course of the 1996 year. The growth in average fleet size was slightly offset by a 1.0% decline in average daily aircraft utilization, attributable in part to the engine maintenance issues discussed above.

     Passenger revenue per available seat mile (RASM) increased 4.5% from 1996 to 1997 due to the increase in yield, partly offset by the decline in load factor.

     The Company's yield increased from 10.9 cents for the year ended December 31, 1996, to 11.6 cents for the year ended December 31, 1997, as a result of a general increase in fare levels on many of the Company's routes and improvements in the Company's yield management. The Company's routes are focused along the west coast of the United States, where domestic yields have been lower than national averages due to a highly competitive industry environment. This competitive environment moderated slightly during 1997.

     Yields  also  fluctuated   during  the  year  due  to  the  expiration  and
reinstatement of the federal excise tax. The tax lapsed for two and a half months during 1997 and for seven months during 1996, resulting in higher yields during such periods.

     The Company's average length of flight decreased to 510 miles in 1997 from 536 miles in 1996 primarily due to the increase in short-haul flights to and from Las Vegas.

     Other revenues increased 20.1% from 1996 to 1997, primarily due to increased charter flying, but remain less than 6% of total revenues.

Operating  Expenses.

     The Company's unit operating expenses (operating expenses per available seat mile) increased significantly in 1997, from 7.71 cents for the year ended December 31, 1996, to 8.40 cents for the year ended December 31, 1997. This increase is primarily attributable to increased labor and maintenance expense and the decrease in the Company's average length of flight (which causes ground-related expenses, such as passenger handling costs and landing fees, to be higher on a per seat-mile basis). Most items of expense, including maintenance, salaries, aircraft leases and depreciation increased on a percentage basis more than the increase in scope of operations.

     Salaries, wages and benefits increased 25% from 1996 to 1997. The increase is primarily due to the Company's opening of a second reservations center and corresponding discontinuance of its outsourcing of reservations call handling, increases in number of employees and increases in salary levels.

     Maintenance expense increased 48% from 1996 to 1997 due to the unusually high rate of unscheduled engine removals and general increases in the cost of engine overhauls.

     Communications expense increased from 1996 to 1997 due primarily to the high volume of reservations calls, increased hold times on reservation calls resulting from the switch in reservation systems and the opening of the Las Vegas reservation center to replace third party reservations services.

     Facilities leases expense increased from 1996 to 1997 due primarily to the rent increases, the addition of new cities served, and the opening of the Las Vegas reservations center.

     Fuel expenses increased 2.5% from 1996 to 1997, less than the increase in scope of operations, on account of declines in fuel price. The average cost paid by the Company for a gallon of fuel (excluding fuel servicing fees and taxes) decreased from 77 cents in 1996 to 75 cents in 1997. Fuel costs have declined further in the first quarter of 1998. Each one cent decline in the Company's cost of fuel translates to an approximately $1 million decline in annual operating costs, based on the Company's 1997 level of operations. The Company has contracted to purchase approximately 8 million gallons of fuel at a fixed price for delivery from June through September 1998. The Company may enter into similar fuel purchase agreements, or otherwise hedge its fuel prices, in the future. Management cannot predict future fuel costs, which in 1997 comprised 17% of the Company's total operating expenses.

     Depreciation and amortization expense increased 60% from 1996 to 1997 primarily due to the Company's acquisition of an additional aircraft and two spare engines in 1997, as well as the full year impact of the Company's property acquisitions that occurred during 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

General.

     In 1996, continued over-capacity on the West Coast, due to added flying by the Company, Southwest, Alaska and United, led to intense competition to attract passengers and numerous attempts, primarily by other airlines, to stimulate additional traffic through fare initiatives. Southwest initiated $19, $25 and $29 non-stop fares in many markets. Many of the Company's passengers are very price sensitive, so the Company matched these fare levels. Management believes that certain of these fare initiatives caused a dilution of earnings, in that revenue generated did not fully cover average passenger carrying costs. As a result of these fare sales, the Company's passenger load factor increased significantly to 67.4% in 1996 from 62.9% in 1995. However, these fare sales and an 11% increase in average passenger stage length reduced passenger yield to
10.9 cents in 1996 from 11.6 cents in 1995. As a result, break-even load factor climbed to 67.0% from 62.4% for the comparable periods, and earnings in 1996 compared to 1995 were generally unchanged.

Net Income.

     In 1996, the Company generated net income of approximately $2.03 million, or $0.19 per share, slightly higher than the $1.95 million in net income, or $0.19 per share, earned in 1995. The Company's 1996 net earnings were achieved despite a difficult operating and competitive environment characterized by widespread fare sales throughout the year, and fuel prices that averaged 16.7% higher than in 1995. Management believes that the Company's 1996 net profit was achieved as a result of its maturing route structure, and increased market awareness of its high quality, low cost product. The Company also benefited from efficiencies resulting from its expanded base of operations, increased aircraft and asset utilization and increased charter flying.

Revenues.

     In 1996, operating revenues grew 36.4% to $349.9 million from $256.5 million for 1995. This growth was primarily due to a 26.1% increase in fleet size to 29 aircraft as of December 31, 1996 from 23 aircraft as of December 31, 1995, a 35.5% increase in available seat miles and 7.2% increase in passenger load factor (which combined to result in a 45.2% increase in RPMs), partially offset by a 6.0% decrease in yield. Due to widespread fare sales on the West Coast, yield declined in 1996 as compared to 1995 despite the elimination of the federal excise tax during the first seven months of 1996. In the fourth quarter of 1996, the Company benefited from a re-estimation of ticket breakage recognized during the year that resulted in fourth quarter adjustments of approximately $2.0 million, as compared to a similar benefit of approximately $5 million recognized in 1995.

     Other revenues accounted for 5.4% and 5.6%, respectively, of 1996 and 1995 total revenues. Growth in other revenues year to year resulted primarily from the Company's increased charter flying.

Operating  Expenses.

     Total operating expenses have increased steadily as a result of capacity growth from approximately $209 million in 1994 to $253 million in 1995 to $347 million in 1996. To facilitate analysis of other trends, operating expenses are discussed on a cost per available seat mile basis.

     The Company's operating cost per available seat mile increased to 7.7 cents in 1996 from 7.6 cents in 1995, due principally to a 16.7% increase year-over-year in the average price of fuel, which added $9.7 million to 1996 operating expenses. On a pro forma basis, holding fuel prices constant from 1995 to 1996, the Company's operating unit costs would have declined to 7.5 cents in 1996 from 7.6 in 1995.

     A number of costs declined on a unit basis from 1995 to 1996 due to economies of scale and greater aircraft and airport gate utilization. Commission unit costs declined 12.6% as the Company increased the percentage of tickets it sold directly through its reservations and airport ticket offices. The Company lowered insurance unit costs by 15% by obtaining lower hull and liability insurance rates. Maintenance unit costs increased 22.2% in 1996 as compared to 1995 as a result of industry airworthiness directives, fleet interior refurbishments, general aging of the fleet, and expiration of manufacturer warranties. Advertising, sales and distribution unit costs increased 9.5% as the Company devoted more resources to develop new markets and solidify the Company's marketing presence in core West Coast markets.

     Depreciation and amortization costs increased by 148.4% in 1996 compared to 1995 as the Company increased its flight equipment assets to $64.0 million from $11.1 million with the purchase of two aircraft and four spare engines. In the same time frame, ground property and equipment grew to $8.4 million from $4.8 million, primarily resulting from the Company's construction of a new maintenance hanger.

Liquidity and Capital Resources

     As of December 31, 1997, the Company's cash and cash equivalents and short term investments totaled $29.2 million, as compared to $18.5 million as of December 31,1996. Cash increased primarily as a result of the Company's issuance of $35.9 million liquidation preference of Series A Cumulative Convertible Exchangeable Preferred Stock (the "Series A Preferred") in October 1997, which yielded to the Company net proceeds of approximately $34.0 million (net of issuance discounts and other offering expenses.) The preferred stock accrues dividends at a rate of 9% and is convertible into common stock at an initial conversion price of $8.625 per share.

     Not including the proceeds from the issuance of the Series A Preferred, the Company's cash and cash equivalents and short term investments declined $23.3 million during the 1997 year. This decline is primarily attributable to the $11.6 million net loss, an increase in accounts receivable and prepaid expenses and purchases of property and equipment in excess of amounts financed.

     The Company has no lines of credit. A previous line of credit with U.S. Bank was terminated by agreement between the Company and U.S. Bank in February 1998.

     During 1997, approximately $10.5 million of cash was used in operating activities. The net loss of $11.6 million, the increase in accounts receivable resulting from greater fourth quarter traffic in 1997, and the increase in the current position of prepaid maintenance deposits relating to expected reimbursements from lessors in 1998 were the primary uses of cash. These were offset in part by depreciation and increases in accruals for the aircraft maintenance and air traffic liabilities.

     During 1997, approximately $45.0 million of net cash was provided from financing activities, primarily related to the issuance of the Series A Preferred and the financing of an aircraft purchase. The Company purchased an MD-83 aircraft in September 1997 using $15.5 million of five year debt bearing interest at LIBOR plus 2.8%.

     During 1997, approximately $21.6 million of net cash was used in investing activities, primarily related to the purchases of an aircraft and other property and equipment aggregating approximately $29.9 million. This was partially offset by approximately $6.0 million of cash realized from sales of spare engines in September and December 1997.

     As of March 1, 1998, the Company's fleet totaled 26 MD-87/MD-80 aircraft and five MD-90 aircraft. The Company owns three of the MD-87/MD-80 aircraft, and leases the remainder of its fleet under operating leases with initial terms between one and 18 years. Included in the above fleet are two MD-90 aircraft leased in January 1998, two MD-80 aircraft which are being returned to the lessor in the second quarter of 1998, and one MD-80 aircraft leased to another airline until June 1998 (which lease may be extended). The foregoing fleet numbers do not include two MD-82 aircraft that the Company leased in February 1998 for a six-month term. The Company paid an aggregate of $2.4 million for the option to purchase these two aircraft, and is currently marketing the aircraft to potential buyers. Management anticipates the Company's operating fleet will total 28 aircraft by the end of April 1998.

     The Company has not been required to pay maintenance reserves on eight aircraft leased from McDonnell Douglas Corporation or affiliates. However, unless waivers of certain financial convenants are obtained, the Company will be required to commence paying maintenance reserves on such aircraft, in an amount aggregating approximately $800,000 per month, commencing April 1, 1998.

     Management believes that the Company's current cash position, together with expected cash flow generated from operations and anticipated funding for capital expenditures will be sufficient to meet the Company's obligations and capital requirements for the next twelve months. Nevertheless, airline results are highly sensitive to various factors including the price of fuel and the actions of competing airlines, either of which can materially and adversely affect the Company's liquidity and cash flows. The Company may seek to raise additional funds through sales of equity or debt (secured or unsecured) securities, or the sale and leaseback of assets, including aircraft and spare engines.

Item 8.  Financial Statements and Supplementary Data



                       RENO AIR, INC. FINANCIAL STATEMENTS

                  Years ended December 31, 1997, 1996 and 1995

                                Table of Contents

                                                                        Page
Report of Ernst & Young LLP, Independent Auditors................        24

Audited Financial Statements

Balance Sheets...................................................        25
Statements of Operations.........................................        26
Statements of Shareholders' Equity (Deficit).....................        27
Statements of Cash Flows.........................................        28
Notes to Financial Statements....................................        29

                         Report of Independent Auditors


The Board of Directors
Reno Air, Inc.

     We have audited the accompanying balance sheets of Reno Air, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reno Air, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG, LLP

Reno, Nevada
February 13, 1998

                                               Reno Air, Inc.

                                              Balance Sheets
                                    (in thousands, except share data)


                                                                               December 31
                                                                         1997             1996
                                                                    -------------    -------------
Assets
Current assets:
   Cash and cash equivalents ...................................... $      29,058    $      16,221
   Short-term investments .........................................           129            2,319
   Accounts receivable ............................................        24,808           17,435
   Inventories and operating supplies .............................         2,983            2,109
   Prepaid expenses and other .....................................        29,700           17,034
                                                                    -------------     ------------
Total current assets ..............................................        86,678           55,118

Property and equipment:
   Flight equipment ...............................................        88,299           63,975
   Ground property, equipment and improvements ....................        13,564            8,377
                                                                    -------------     ------------
                                                                          101,863           72,352
   Accumulated depreciation .......................................       (21,399)         (11,254)
                                                                    -------------    -------------
                                                                           80,464           61,098

Restricted cash and investment ....................................         5,122            6,519
Deposits and other ................................................        21,145           20,971
                                                                    -------------    -------------
                                                                    $     193,409    $     143,706
                                                                    =============    =============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable ............................................... $      19,611    $      19,071
   Accrued liabilities ............................................        25,894           20,141
   Air traffic liability ..........................................        27,025           22,493
   Current maturities of long-term debt ...........................         7,867            5,310
                                                                      -----------    -------------
Total current liabilities .........................................        80,397           67,015

Long-term debt ....................................................        62,584           50,698
Noncurrent liabilities  ...........................................        15,704           13,862

Commitments and contingencies

Shareholders' equity:
   Series A Cumulative Convertible Exchangeable Preferred Stock ($25
     per share liquidation preference), $.001 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 1,436,000 in 1997 and none in
     1996                                                                       1               --
   Common stock, $.01 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 10,542,075 in 1997 and
     10,333,446 in 1996............................................           105              104
   Additional paid-in capital .....................................        66,825           32,607
   Accumulated deficit ............................................       (32,207)         (20,580)
                                                                     -------------   -------------
Total shareholders' equity ........................................        34,724           12,131
                                                                     -------------   -------------

                                                                    $     193,409    $     143,706
                                                                     =============   =============

See accompanying notes.

                                              Reno Air, Inc.

                                        Statements of Operations
                                 (in thousands, except per share data)


                                                               Year ended December 31
                                                           1997             1996             1995
                                                     -------------    -------------    -------------
Operating revenues:
   Passenger .....................................   $     360,973    $     330,861    $     242,134
   Other .........................................          22,951           19,023           14,374
                                                     -------------    -------------    -------------
                                                           383,924          349,884          256,508

Operating expenses:
   Salaries, wages and benefits ..................          67,675           53,989           41,995
   Aircraft fuel and oil .........................          68,490           66,806           44,872
   Aircraft leases ...............................          68,908           61,322           49,674
   Aircraft Maintenance ..........................          38,860           26,190           15,808
   Handling, landing and airport fees ............          39,218           35,192           24,894
   Advertising, sales and distribution ...........          28,790           30,244           20,380
   Commissions ...................................          20,341           19,402           16,382
   Facility leases ...............................          14,098           11,206            9,600
   Insurance .....................................           6,057            7,671            6,579
   Communications ................................           5,663            4,699            3,354
   Depreciation and amortization .................          10,310            6,447            2,595
   Other operating expenses ......................          26,163           24,232           16,766
                                                     -------------    -------------    -------------
                                                           394,573          347,400          252,899
                                                     -------------    -------------    -------------

Operating income (loss) ..........................         (10,649)           2,484            3,609

Nonoperating (expense) income:
   Interest expense ..............................          (5,473)          (4,348)          (2,142)
   Interest income ...............................           2,480            3,013            2,308
   Other, net ....................................           2,015              881           (1,824)
                                                     -------------    -------------    -------------
                                                              (978)            (454)          (1,658)
                                                     -------------    -------------    -------------
Net income (loss) ................................   $     (11,627)   $       2,030    $       1,951


Preferred stock dividends                                     (718)               -             (133)
                                                     --------------    -------------   --------------

Net income (loss) applicable to common
    stock.........................................   $     (12,345)   $       2,030    $       1,818
                                                     =============    =============    =============

Net income (loss) per common share ...............   $       (1.18)   $         .20    $        .20
                                                     =============    =============    =============

Net income (loss) per common share -
    assuming dilution ............................   $       (1.18)   $         .19    $        .18
                                                     =============    =============    =============



See accompanying notes.

                                                   Reno Air, Inc.
                                    Statements of Shareholders' Equity (Deficit)
                                          (in thousands, except share data)

                            For the years ended December 31, 1997, 1996, and 1995

                                                                               Additional
                                     Common Stock        Preferred Stock       Paid-In       Accumulated
                                Shares         Amount    Shares    Amount      Capital       Deficit        Total
                                -------------------------------------------------------------------------------------


                                ------------------------------------------------------------------------------------

Balance at December 31, 1994      8,212,788   $  82          --   $     --    $  22,681     $   (24,561)    $ (1,798)
  Exercise of stock options         279,500       3          --         --          334              --          337
  Conversion of 7.25%
     convertible subordinated
     notes                          930,744       9          --         --        5,779              --        5,788
  Issuance of common stock
     under the 401(k) Plan           69,192       1          --         --          380              --          381
  Issuance of common stock
     under private placement        482,576       5          --         --        2,372              --        2,377
  Issuance of preferred stock            --      --      96,515      2,413           --              --        2,413
  Dividends on preferred stock           --      --          --         --         (133)             --         (133)

  Redemption of preferred stock          --      --     (96,515)    (2,413)          --              --       (2,413)
  Net income                             --      --          --         --           --            1,951       1,951
                                ------------------------------------------------------------------------------------

Balance at December 31, 1995      9,974,800     100          --         --        31,413         (22,610)      8,903
   Exercise of stock options        322,000       4          --         --           813              --         817
   Exercise of stock warrants        14,000      --          --         --           121              --         121
   Conversion of 7.25%
     convertible subordinated
     notes                            7,512      --          --         --            53              --          53
   Issuance of common stock
     under the 401(k) Plan           15,134      --          --         --           207              --         207
   Net income                            --      --          --         --            --           2,030       2,030
                                ------------------------------------------------------------------------------------

Balance at December 31, 1996     10,333,446     104           --        --        32,607         (20,580)     12,131
   Exercise of stock options        170,200       1           --        --           670              --         671
   Issuance of preferred stock           --      --    1,436,000         1        34,014              --      34,045
   Issuance of common stock
     under the 401(k) Plan           38,429      --           --        --           222              --         222
   Dividends on preferred stock          --      --           --        --          (718)             --        (718)
   Net loss                              --      --           --        --            --         (11,627)    (11,627)
                                ------------------------------------------------------------------------------------

Balance at December 31, 1997     10,542,075   $ 105     1,436,000   $    1     $  66,825     $   (32,207)   $ 34,724
                                ====================================================================================



See accompanying notes


                                                         Reno Air, Inc.

                                                     Statements of Cash Flows
                                                           (in thousands)


                                                                            Year ended December 31
                                                                    1997            1996            1995
                                                               ------------    ------------    ------------
Operating activities
Net income (loss) ..........................................   $    (11,627)   $      2,030    $     1,951
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
    Depreciation and amortization ..........................         10,310           6,447          2,595
    Common stock issued/to be issued under 401(k) Plan .....            323             207            194
    Gains on sale of equipment .............................         (2,429)         (1,125)            --
    Amortization of deferred lease credits .................         (1,696)         (1,869)          (113)
    Fair value of inducement on conversion of 7.25% Notes...             --              --          1,392
    Changes in operating assets and liabilities:
    Accounts receivable ....................................         (7,373)           (597)        (2,994)
    Inventories and operating supplies .....................           (874)           (810)          (442)
    Prepaid expenses and other .............................        (12,666)         (2,436)        (7,123)
    Restricted cash ........................................          1,397          (4,369)          (518)
    Deposits and other noncurrent assets ..................            (174)         (4,991)        (5,289)
    Accounts payable .......................................            540           1,825          7,547
    Accrued liabilities ....................................          7,348           4,693        (10,427)
    Fuel purchase agreement ................................             --          (1,841)         8,094
    Air traffic liability ..................................          4,532           3,569          8,898
    Noncurrent liabilities  ................................          1,842           3,166          2,833
                                                               ------------    ------------    ------------
Net cash provided by (used in) operating activities ........        (10,547)          3,899          6,598

Investing activities
     Proceeds from sales of short-term investments..........          4,679           4,918          4,528
     Proceeds from sales of fixed assets ..................           6,034           2,500             41
     Purchases of property and equipment ...................        (29,861)        (38,361)        (3,874)
     Purchases of short-term investments ...................         (2,489)         (4,292)        (7,472)
                                                               -------------    ------------    ------------
Net cash used in investing activities ......................        (21,637)        (35,235)        (6,777)

Financing activities
     Proceeds from exercise of stock options and warrants ...           671             938             337
     Proceeds from issuance of long-term debt ...............        20,921          14,447             472
     Proceeds from issuance of preferred stock .............         34,045              --           2,413
     Proceeds from issuance of common stock under private
          placement, net ...................................             --              --           2,377
     Proceeds from issuance of convertible notes, net ......             --              --          27,123
     Redemption of preferred stock .........................             --              --          (2,413)
     Dividends on preferred stock ..........................           (718)             --            (133)
     Repayments of long-term debt and capital leases .......         (9,898)         (2,814)         (4,115)
                                                               -------------    ------------    ------------
Net cash provided by financing activities ..................         45,021          12,571          26,061
                                                               -------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ...........         12,837         (18,765)         25,882
Cash and cash equivalents at beginning of period ...........         16,221          34,986           9,104
                                                               ------------    ------------    ------------
Cash and cash equivalents at end of period ................    $     29,058    $     16,221    $     34,986
                                                               ============    ============    ============

See accompanying notes.

                                 Reno Air, Inc.

                          Notes to Financial Statements

                  Years ended December 31, 1997, 1996, and 1995


1.     Accounting Policies

Organization and Operations

     Reno Air, Inc. (the "Company"), a national carrier operating primarily in the western United States, was incorporated in Nevada in June 1990 and commenced operations in July 1992. The Company's primary strategy is to provide low-cost, low-fare, high quality scheduled airline passenger service from its hubs in Reno/Tahoe and Las Vegas Nevada, and in high-frequency service between San Jose and southern California. The Company also operates both track and ad hoc charter flights and an in-house tour operation ("QQuick Escapes") that provides vacation packages which generally include air transportation, lodging accommodations and ground transportation.

Use of Estimates

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

Passenger Revenues and Air Traffic Liability

     Passenger ticket sales are initially recorded in the air traffic liability account. Revenue derived from ticket sales is recognized at the time transportation is provided. Some ticket sales are never used, refunded or matched to lifts, and become "breakage", which is estimated and recognized as revenue in the month of sale. Net income for the fourth quarter of 1996 and 1995 includes a benefit of approximately $2 million and $5 million, respectively, resulting from adjustments to the ticket breakage estimate relating to earned passenger revenues. Passenger revenues include revenues from track charter programs.

Other Revenue

     Other revenue, which consists primarily of cargo, mail, ad hoc charter and QQuick Escapes, is recognized when the related service is provided.

Non-Operating Income

     The Company realized gains of approximately $2.4 million in 1997 and $1.1 million in 1996 on the sales of three surplus aircraft engines (two engines in 1997 and one in 1996). These gains are included in other nonoperating income in the respective statements of operations.

 Advertising

     Advertising costs are charged to expense in the period the costs are incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was approximately $7.1, $6.2 and $3.7 million, respectively.

Frequent Flyer Program

     In July 1997, the Company initiated its own frequent flyer program called QQ Miles(TM). This program provides for passengers to receive rewards consisting primarily of free flights and upgrades to first class. The Company is accruing for frequent flyer reward expense based on the incremental costs of awards that may be redeemed.

     In July 1993, the Company and American Airlines, Inc. ("American") entered into an agreement pursuant to which the Company participates in American's AAdvantage(R) frequent flyer program. This agreement has been extended to June 30, 1998, and the Company and American are negotiating a longer extension. The Company expenses the costs related to this program as the applicable AAdvantage(R) awards are redeemed by the passenger.

Cash and Cash Equivalents and Short-Term Investments

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of commercial paper and money market investments, while short-term investments consist of commercial paper with maturities of more than three months, but less than one year.

Restricted Cash and Investment

     Restricted cash and investment consists of cash and cash equivalents and a debt security, all of which are collateral for letters of credit and notes payable.

Inventories and Operating Supplies

     Expendable parts, materials and supplies relating to flight equipment are stated at average cost and are charged to expense when issued for use.

Depreciation and Amortization

     Property and equipment are recorded at cost and are depreciated and amortized to residual values using the straight-line method. The estimated useful lives of the Company's owned flight equipment are 20 years from the date of manufacture for aircraft and five to 10 years for aircraft engines and all other flight equipment. The estimated useful lives of the Company's ground property and equipment, including its Reno, Nevada maintenance facility, range from three to 25 years. Assets acquired under capitalized leases and leasehold improvements for flight equipment and other property are amortized over the useful lives of the assets or the lease terms, whichever is less.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provision of APB Opinion No. 25 and provide the pro forma disclosure provision of SFAS No. 123 (Note 5 "Stock Option Plans".)

Aircraft Maintenance

     Routine maintenance and repairs are expensed when incurred. The Company uses the accrual method to account for the future costs associated with major scheduled airframe, engine and certain component overhauls. Under this method, such estimated future costs are charged to the aircraft maintenance expense in the periods currently benefited based on calculated rates and actual aircraft utilization, as measured in flight hours and cycles.

     At December 31, 1997 and 1996, the Company has current maintenance accruals of approximately $13.4 million and $9.3 million (included in accrued liabilities), respectively. Noncurrent maintenance accruals at December 31, 1997 and 1996 were $11.7 million and $9.4 million, respectively, which amounts are included with noncurrent liabilities.

     Under the terms of certain of the Company's aircraft leases, the Company is required to pay monthly prepaid maintenance deposits based on the applicable contractual rates and actual aircraft utilization. These deposits are reimbursable to the Company upon the completion of certain defined major scheduled overhauls of the subject aircraft during the lease terms.

     At December 31, 1997 and 1996, such current prepaid maintenance deposits were $16.6 million and $8.5 million, respectively, which amounts are recorded as prepaid expenses and other. Such noncurrent deposits at December 31, 1997 and 1996, were $8.8 million and $8.7 million, respectively, and are recorded as deposits and other.

     In the fourth quarter of 1997, the Company recorded a $3.8 million charge to aircraft maintenance expense to adjust its accruals primarily for the increases in the costs of engine overhauls. In the fourth quarter 1996, and resulting from amendments to the prepaid maintenance deposit provisions and termination dates for four of its aircraft leases, the Company recorded a $1.5 million reduction in aircraft maintenance expense. In 1995, and resulting from amendments and scheduled terminations to several of its aircraft leases, the Company recorded a $3.2 million reduction to aircraft maintenance expense.

Per Share Data

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes new standards for computing and presenting earnings per share (EPS) and simplified the standards for computing EPS set forth in Accounting Principles Board Opinion No. 15 "Earnings Per Share" ("APB No.15"). SFAS No. 128 replaces the presentation of primary and fully diluted EPS per APB No. 15 with the presentation of "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to fully diluted EPS as previously calculated under APB No. 15. The Company adopted the provisions of SFAS No. 128 for the year ended December 31, 1997, and retroactively applied its provisions to reported 1996 and other prior years' and quarterly EPS amounts (Note 6, "Earnings per Share").


Supplemental Statement of Cash Flows Information

     Certain non-cash activities are not reflected in the statements of cash flows. Such activities are: the Company acquired an engine using seller-financed debt and computer equipment under capital leases at an aggregate cost of $3.4 million during 1997, and an aircraft and two engines using seller-financed debt at an aggregate cost of approximately $15.3 million during 1996. In 1996, the Company received a credit of approximately $1.7 million toward the purchase of aircraft parts and equipment as a result of certain aircraft lease negotiations, which was recorded to accrued liabilities; and recorded approximately $2.9 million of deferred maintenance expense related to the acquisition of certain other aircraft and engines.

     The Company paid interest of approximately $5.6 million, $3.6 million, and $1.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

New Accounting Pronouncements

     In 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements, and it is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe that this statement will have a material impact on the financial statements of the Company.

     In 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was also issued, which statement supersedes SFAS No. 14. The new rules change the way that public companies report information about operating segments in their annual financial statements, and it is effective for fiscal years beginning after December 15, 1997. Management of the Company does not believe this statement will have a material impact on the financial statements of the Company.

Reclassification

     Certain reclassifications have been made in the prior years' financial statements to conform them to the current year's presentation.

2.     Commitments

Aircraft Leases

     At December 31, 1997, the Company operated 28 leased aircraft, all of which are accounted for under operating leases with initial terms from one to 18 years.

     Certain of the aircraft leases are secured in part by cash deposits. At December 31, 1997 and 1996, such deposits (including interest) approximated $9.6 million and $10.5 million, respectively, and are included in deposits and other on the accompanying balance sheets.

     The Company has entered into an agreement to lease two additional aircraft for a period of 18 years which began service in January 1998. The monthly lease payments for these aircraft are included in the following minimum payment schedule.


Gates and Facilities Leases

     The Company subleases several gates and related space from American at San Jose International Airport, and leases administrative, airport, maintenance and reservation facilities at various locations under operating lease agreements expiring at various dates through 2021.

     At  December  31,  1997,  the  Company's   minimum  rental  payments  under
non-cancelable operating leases with original terms of more than one year were as follows:


Year ending December 31         Aircraft Leases          Other Leases                      Total

----------------------------------------------------------------------------------------------------
                                                        (in thousands)
1998                           $         67,977          $        5,502             $         73,479
1999                                     57,758                   5,120                       62,878
2000                                     51,293                   4,932                       56,225
2001                                     46,629                   3,652                       50,281
2002                                     37,374                   2,605                       39,979
Thereafter                              243,996                  10,585                      254,581
                               ---------------------------------------------------------------------
                               $        505,027          $       32,396             $        537,423
                               =====================================================================

3.     Long-Term Debt

The components of long-term debt are as follows at December 31:

                                                                                       1997            1996
                                                                                   ------------    ------------
                                                                                           (in thousands)

9% Senior  Convertible  Notes due September 30, 2002,  interest
   payable semi-annually........................................................   $     28,750        $ 28,750

Note  payable -
secured by an aircraft  which has a net book value of $16.5  million at December
31, 1997. Monthly  accelerating  principal payments of $145,000 to $179,000 plus interest at LIBOR plus 2.25%  (7.89% at December  31, 1997) are due through July
2000. Balloon payment of $4,695,000 due July 2000.                                        9,726          11,425

Note payable -
secured by an aircraft  which has a net book value of $17.2  million at December
31, 1997.  Monthly  principal  payments of $178,000  plus interest at LIBOR plus
2.80%  (8.49% at December  31,  1997) are due through  September  2002.  Balloon
payment of $4,982,000 due September 2002.                                                14,965              --


Notes payable -
secured by an aircraft which has net book value of $12.4 million at December 31,
1997.  Quarterly  accelerating  principal  payments of $326,000 to $477,000 plus interest at LIBOR plus 2% (7.84% at December 31, 1997) are due through  February
2003.                                                                                     8,327            9,569


Notes payable -
secured by property  which as a net book value of $3.8  million at December  31,
1997.  Monthly payments of $26,000 including interest at LIBOR plus 2.69% (8.65%
at December 31, 1997) are due through February 2012.                                      2,535               --

Notes payable -
secured by aircraft  engines with an aggregate net book value of $9.9 million at
December 31, 1997. Monthly accelerating principal payments of $32,000 to $96,000 plus interest at LIBOR plus 2.85% to 3.15% (8.57% to 9.11% at December 31, 1997)
are due through dates ranging from July 1999 through September 2002.                      5,520             5,700

Other notes payable at interest  rates from 6.75% to 15.37% due through
   September 1999...............................................................            628               564
                                                                                   ------------      ------------
Total long-term debt ...........................................................         70,451            56,008
Less current maturities ........................................................         (7,867)           (5,310)
                                                                                   ------------      ------------
                                                                                   $     62,584      $     50,698
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

At December 31, 1997, principal payments on long-term debt are due as follows:

                                             (in thousands)
         1998                               $         7,867
         1999                                         7,310
         2000                                        10,658
         2001                                         4,673
         2002                                        37,510
         Thereafter                                   2,433
                                            ---------------
                                            $        70,451
                                            ===============

4.     Shareholders' Equity (Deficit)

     During the fourth quarter of 1997, the Company sold 1.436 million shares of 9% Series A Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock") for net proceeds of approximately $34.0 million. The stock was issued in a private placement to SBC Warburg Dillon Read, Inc., as initial purchaser, who remarketed the shares to institutional and other qualified buyers. The Preferred Stock was sold by the Company at its stated liquidation preference of $25.00 per share, less a $1.00 per share discount to the initial purchaser.

     Dividends on the Preferred Stock are cumulative from the date of original issuance and are payable quarterly in arrears, commencing December 15, 1997, at the rate of 9% per annum of the liquidation preference value of the Preferred Stock, or $35.9 million (equivalent to $2.25 per share of Preferred Stock). The dividends are payable in cash, except under certain circumstances related to the conversion of the Preferred Stock, in which case dividends may be issued in additional shares of common stock.

     The Preferred Stock is convertible at any time at the option of the holders into shares of the Company's common stock, at the initial conversion price of $8.625 per share of common stock (equivalent to a rate of approximately 2.9 shares of common stock per share of Preferred Stock), subject to adjustment in certain events, including a corporate change or an ownership change, as defined.

     The Preferred Stock is redeemable, in whole or in part, at the option of the Company on and after December 20, 2000, initially at a price of $26.125 per share and thereafter at prices declining to $25.00 per share on or after December 15, 2003, plus accrued and unpaid dividends, if any, to the redemption date.

     The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date, beginning on December 15, 1999, for the Company's 9% Convertible Subordinated Debentures due December 15, 2004, at the rate of $25.00 principal amount of Debentures per share. The Debentures contain conversion and optional redemption provisions similar to those of the Preferred Stock.

     The holders of Preferred Stock, as a class, may vote on certain matters adversely affecting the Preferred Stock, including without limitation, the creation and/or issuance of any capital stock ranking senior to the Preferred Stock.

     In 1994, the Company issued approximately $4.6 million principal amount of 7.25% Convertible Subordinated Promissory Notes due July 15, 1996 (the "Subordinated Notes"). The Subordinated Notes were originally convertible into common stock at a price of approximately $7.03 per share. Commencing in April 1995, the Company offered holders of the Subordinated Notes the opportunity to convert the Subordinated Notes into shares of common stock at a conversion price of $5.00 per share. In May 1995, $4.6 million principal amount of the Subordinated Notes plus accrued interest were tendered for conversion. The Company accounted for the conversion as an inducement to noteholders to convert below the originally scheduled conversion price, and recognized a charge of approximately $1.4 million, which is included in other nonoperating expense in the accompanying statement of operations. This charge did not impact total shareholders' equity as there was an offsetting increase to additional paid-in capital. In connection with the placement of the Subordinated Notes, the Company issued warrants to the placement agent to purchase 65,431 shares of common stock at an exercise price of $8.44 per share, exercisable through April 28, 1999. All of these warrants were outstanding at December 31, 1997.

     During 1995, the Company issued in a private placement 482,576 shares of common stock for $2.4 million and 96,515 shares of 16% redeemable preferred stock for $2.4 million. The preferred stock was redeemed for $2.4 million in cash in September 1995.

5.   Stock Option Plans

     In February 1992, the Board of Directors of the Company adopted a Stock Option Plan (the "Plan"), providing for the grants of options to officers, directors, certain consultants and key employees to purchase up to 1,200,000 shares of common stock. Since adoption, the Plan has been amended to increase the number of options that may be granted to 4,600,000. At December 31, 1997, 1,004,700 options were available for grant under the Plan.

     Options may be granted under the Plan under such terms and conditions as the Board of Directors may determine provided that generally the options must be exercised within a period of not more than ten years after the date of grant. An optionee must remain an employee, a director, or a consultant of the Company to retain their options. If such status terminates, other than by reason of the death of the optionee, the options will expire generally within thirty to sixty days after such termination, subject to extension by the Board of Directors.

     The exercise price of the options granted under the Plan cannot be less than the fair market value of the common stock on the date the option is granted. Options granted under the Plan generally vest over five years.

     In May 1995, the Company canceled substantially all outstanding options granted to employees and directors with exercise prices in excess of $5.07 per share and regranted the same number of options to the same persons at an exercise price of $5.07 per share, the closing market price of the common stock on the date of the regrant. All other terms of the options remained the same, except that none of the regranted options were exercisable prior to November 10, 1995.

     A summary of the Plan's stock option activity and related information for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                     1997                                1996                        1995
                                      ---------------------------------------------------------------------------------------------
                                                     Weighted-Average                    Weighted-Average          Weighted-Average
                                      Options        Exercise Price       Options        Exercise Price    Options   Exercise Price
                                      ---------------------------------------------------------------------------------------------
Outstanding-beginning of year           1,751,200         $   7.23          1,534,000         $   4.51     1,560,500     $   4.59
Granted                                 1,334,800             7.37            665,500            10.98     1,209,500         5.26
Exercised                                (170,200)            3.74           (322,000)            2.54      (279,500)        1.21
Canceled                                 (447,700)            8.07           (126,300)            5.88      (956,500)        6.56
                                        ---------         --------          ---------         --------     ---------     --------
Outstanding-end of year                 2,468,100         $   7.38          1,751,200         $   7.23     1,534,000     $   4.51
                                        =========         ========          =========         ========     =========     ========

Exercisable at end of year                422,800         $   6.08            333,700         $   4.67       454,000     $   3.08


Weighted-average    fair   value   of
   options granted during the year                        $   5.86                            $   8.94                   $   4.13



     A summary of the outstanding and exercisable options at December 31, 1997, segregated by certain exercise price ranges, is as follows:

                                         Options Outstanding                      Exercisable Options
-------------------------------------------------------------------------- --------------------------------
                                                      Weighted-Average
                                      Weighted-           Remaining                             Weighted-
Exercise Price                         Average           Contractual                             Average
Range                   Number      Exercise Price      Life (in years)        Number        Exercise Price
--------------------- ------------ ----------------- --------------------- --------------- ----------------

  $  1.67 -  5.74          808,900     $  5.12              6.9                328,800         $   4.85

  $  6.25 -  8.75        1,323,700        7.58              9.3                 41,300             8.05

  $  9.06 - 13.00          335,500       12.03              8.4                 52,700            12.18

                       -----------     -------             -----               -------         ========
                         2,468,100     $  7.38              8.4                422,800         $   6.08
                       ===========     =======             =====               =======         ========

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the "fair value method" as defined in that statement. The fair value for these options was estimated at the respective dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.0%, 6.42% and 6.2%, no dividend yields on common stock; volatility factors of the expected market price of the Company's common stock of
 .692, .755 and .755, and a weighted-average expected life of the options of 5.6, 6.0 and 6.8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are unconditionally transferable. Additionally, option valuation models require the input of highly subjective assumptions, especially including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable measure of the actual fair value on the grant dates of its employee stock options.

     For purposes of the SFAS No. 123 pro forma disclosures, the estimated fair value of the options is charged to compensation expense over the vesting period of the options. The Company's pro forma information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                         1997                1996                 1995
                                  ---------------------------------------------------------
                                               (in thousands, except per share data)

Pro forma net income (loss)
   applicable to common stock        $  (14,368)        $       1,137          $      1,389
                                     ===========        =============          ============
Pro forma net income (loss)
   per common share                  $    (1.37)        $         .11          $        .15
                                     ===========        =============          ============
Pro forma net income (loss)
   per common share-
   assuming dilution                 $    (1.37)        $         .10          $        .14
                                     ===========        =============          ============

     SFAS No. 123 is applicable only to options and stock based awards granted subsequent to December 15, 1994, and therefore its pro forma effect will not be fully reflected until 1999.

Directors Stock Option Plan

     In May 1997, the Company adopted the Reno Air, Inc. Directors Stock Option Plan (the "Directors Stock Option Plan"), a non-qualified stock option plan, under which 300,000 shares are reserved for issuance upon exercise of options granted to members of the Company's Board of Directors.

     Pursuant to the terms of the Directors Stock Option Plan, options to acquire 30,000 shares of common stock will be granted to each director who first becomes a director of the Company after May 22, 1997 (a "Qualified Director"). Beginning in June 1998, and in each June thereafter, options to acquire 10,000 shares of common stock will be granted to each Qualified Director then serving on the board and who has served on the board during the immediately preceding six months, and to each non-employee director who has served on the board for at least the immediately preceding four years (and in each case was reelected by the Company's shareholders). Options granted under the Directors Stock Option Plan fully vest over three years from the grant date and terminate in 10 years (unless terminated earlier as provided for in the Directors Stock Option Plan). The Directors Stock Option Plan is administered and may be amended by the Company's Board of Directors, provided, however, that certain changes to the Directors Stock Option Plan, such as increases in the number of common shares granted thereunder, are subject to shareholder approval.

     At December 31, 1997, no grants had been made under the Directors Stock Option Plan.

6.       Earnings Per Share

     The following table presents the computations of basic and diluted earnings
(loss) per share for the years ended December 31, 1997, 1996 and 1995:


                                                           1997              1996              1995
                                                      ---------------- ----------------- -----------------
                                                             (in thousands, except per share data)

Numerator:
   Net  income   (loss)   before   preferred   stock
     dividends                                          $    (11,627)    $      2,030      $     1,951
   Preferred stock dividends                                    (718)              --             (133)
                                                        ------------     ------------      -----------
Numerator  for  basic  earnings  per  share - income
   (loss) applicable to common stock                         (12,345)           2,030            1,818
   Effect of dilutive securities                                  --               --               --
                                                        ------------     ------------      -----------
Numerator  for diluted  earnings  per share - income
   (loss) applicable to common stock                         (12,345)           2,030            1,818

Denominator:
   Denominator   for  basic  earnings  per  share  -
     weighted average shares                              10,472,992       10,239,957        9,281,012
   Effect of dilutive securities:
     Employee stock options                                       --          568,553          556,110
     Warrants                                                     --           55,362           25,640
                                                        ------------      -----------       ----------
                                                                  --          623,915          581,750
                                                        ------------      -----------       ----------
    Denominator  for diluted  earnings  per share -
     adjusted weighted average shares                     10,472,992       10,863,872        9,862,762
                                                        ============      ===========       ==========
Basic earnings (loss) per share                         $      (1.18)     $      0.20       $     0.20
                                                        ============      ===========       ==========
Diluted earnings (loss) per share                       $      (1.18)     $      0.19       $     0.18
                                                        ============      ===========       ==========

     For the years ended December 31, 1997, 1996 and 1995, certain securities were not included in the respective diluted EPS computations because their exercise prices were greater than the average market prices of the Company's common stock, or were otherwise anti-dilutive. These securities are listed below:



                             1997                          1996                           1995
                 ----------------------------- ------------------------------ ------------------------------
                                Weighted-Average               Weighted-Average               Weighted-Average
                 Common Shares      Price      Common Shares       Price      Common Shares       Price
                 -------------- -------------- --------------- -------------- --------------- --------------

Employee Stock
Options              1,772,456          $ 7.44         981,847       $  6.70           608,502       $  4.11
Warrants               179,076            7.69         146,620          7.96           189,791          7.84
Senior
  convertible
  notes              2,875,000           10.00       2,875,000         10.00         1,048,573         10.00
7.5% Convertible
  notes payable             --              --              --            --             7,512          5.00
Convertible
  preferred stock      927,725            8.63              --            --               --             --
                      ---------        -------       ---------      --------        -----------      -------
                     5,754,257         $  8.92       4,003,467      $   9.12         1,854,378        $ 7.83
                      =========        =======       =========      ========        ===========      =======

     For additional disclosures regarding the outstanding preferred stock, the warrants and the employee stock options see Notes 4 and 5, respectively.


7.   Income Taxes

     The differences between the Company's provisions for income taxes and such provisions (benefit) for income taxes computed at the federal statutory rate is comprised of the items shown in the following table:






                                                             1997                1996               1995
                                                       ------------------ ------------------- ------------------
                                                                             (in thousands)
Income tax provision (benefit) at the statutory rate   $       (3,953)     $         690       $          663
Net  operating  loss  producing  no  current benefit            3,953                 --                   --
Benefit of net operating loss carryforward                         --               (690)                (663)
                                                       --------------      -------------       --------------
Income tax provision                                   $           --      $          --       $           --
                                                       ==============      =============       ==============

The significant components of the deferred income tax assets and liabilities are as follows at December 31, 1997 and 1996:

                                                 1997                1996
                                           ------------------ ------------------
                                                        (in thousands)
Deferred tax assets (liabilities):
   Maintenance                               $         761      $         918
   Vacation and other allowances                       549                766
   Deferred rent expense                             1,015              1,557
   Net operating loss carryforward                  10,563              4,444
   Depreciation                                       (737)             1,390
                                             -------------      -------------
   Net deferred tax assets                          12,151              9,075
   Valuation allowance                             (12,151)            (9,075)
                                             -------------      -------------
                                             $          --      $          --
                                             =============      =============

     The valuation allowance is provided since it is uncertain that the deferred tax assets will be realized. The Company established the valuation allowance based principally on its historical financial results from operations.

     At December 31, 1997, the Company has available net operating loss carryforwards for Federal income tax purposes of approximately $31 million which expire during the years 2005 through 2012. Approximately $6.7 million represents a deduction related to the exercise of stock options, the benefit of which will be credited to additional paid-in capital upon utilization. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

8.   Employee Benefit Plans

401(k) Plan

     In 1994, the Company adopted the Reno Air 401(k) Plan (the "401(k) Plan") which qualifies under Section 401(k) of the Internal Revenue Code. All full-time employees who meet the eligibility requirements are covered under the 401(k) Plan. Participants can contribute as much as 15% of their annual gross income on a before-tax basis. The Company makes a 100% matching contribution in shares of the Company's common stock for the first $300 of an employee's annual contribution to the 401(k) Plan. The Company's matching contribution vests over four years from the participant's date of hire. During 1997, 1996 and 1995, the Company expensed $323,000, $207,000, and $194,000, respectively, in matching contributions to the 401(k) Plan. The Company may amend the 401(k) Plan from time to time.

Profit Sharing Plan

     In 1993, the Company adopted a profit sharing plan (the "Profit Plan"). The Profit Plan provides for eligible employees to participate in profit sharing based upon the Company's income before income taxes, measured on both a quarterly and annual basis ("Pretax Income"). On a quarterly basis, each eligible full time employee receives up to the lesser of $150, or an allocation of 10% of the Company's Pretax Income. On an annual basis, eligible employees receive an allocation of 10% of the Company's Pretax Income, less the quarterly bonuses paid during the Profit Plan year. In 1997, 1996 and 1995, the Company paid approximately $281,000, $387,000 and $364,000, respectively, pursuant to the Profit Plan. The Company may amend the Profit Plan from time to time.

9.   Fair Value of Financial Instruments

     The fair value of the Company's financial instruments approximate their recorded book values at December 31, 1997 and 1996, except for the Senior Notes whose fair value was approximately $26.1 million and $27.2 million at December 31, 1997 and 1996, respectively. The fair values are based on quoted market prices for the same and similar debt, including debt of comparable remaining maturities.

10.   Selected Quarterly Financial Data (Unaudited)

                                                                        1997

                                                                 Three Months Ended
                                ----------------------------------------------------------------------------
                                      March 31           June 30          September 30       December 31 (a)
                                ----------------------------------------------------------------------------
                                                      (in thousands,except per share data)
Operating revenues                 $      89,684      $      97,422      $      105,181      $      91,637
Operating income (loss)                   (4,172)               944               4,401            (11,822)
Net income (loss)                         (4,997)               224               4,797            (11,651)
Net income (loss) applicable
   to common shareholders                 (4,997)               224               4,797            (12,369)

Net income (loss) per share:
     Basic                         $       (0.48)      $       0.02      $         0.46      $       (1.17)
                                   ========================================================================
     Diluted                       $       (0.48)      $       0.02      $         0.39      $       (1.17)
                                   ========================================================================


                                                                    1996

                                                             Three Months Ended
                                -----------------------------------------------------------------------------
                                      March 31           June 30           September 30       December 31 (b)
                                -----------------------------------------------------------------------------
                                                      (in thousands,except per share data)

Operating revenues                 $      72,820      $      90,916     $       101,328      $      84,820
Operating income (loss)                      444              3,626               4,513             (6,099)
Net income (loss)                            275              3,275               4,748             (6,267)
Net income (loss) per share:
     Basic                         $        0.03      $        0.32      $         0.46      $       (0.61)
                                   ========================================================================
     Diluted                       $        0.03      $        0.27      $         0.38      $       (0.61)
                                   ========================================================================



(a) As described in Note 1, the Company incurred a $3.8 million charge to aircraft maintenance expense to adjust its accruals primarily for the increases in the costs of engine overhauls.

(b) As described in Note 1, the Company recorded an adjustment to increase passenger revenues resulting in an approximate $2 million benefit, and recorded a maintenance credit of approximately $1.5 million.



Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item is incorporated by reference from the section entitled "Election of Directors" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1998.

         Information  with respect to the Company's  Executive  Officers follows
Item 4 of this Report.

Item 11. Executive Compensation

         The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Management" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1998.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation" contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A for the Company's Annual Meeting of Stockholders to be held May 22, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements

     The following financial  statements of the Company are included in Part II,
Item 8 of this Report:                                                Page

Report of Ernst & Young LLP, Independent Auditors                      27


Balance Sheets, December 31, 1997 and 1996                             29

Statements of Operations for the Years Ended
         December 31, 1997, 1996, and 1995                             30

Statements of Shareholders' Equity (Deficit)
         for the Years Ended December 31, 1997, 1996 and 1995          31

Statements of Cash Flows for the Years Ended
         December 31, 1997, 1996 and 1995                              32

Notes to Financial Statements                                          33


                  2.       Financial Statement Schedules

     All schedules have been omitted because they are inapplicable, immaterial, or not required, or the information is included in the financial statements or notes thereto.

                  3.       Exhibits

3.1* Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1(No.33-46031) filed with the Commission on May 12, 1992 (the "May 1992 S-1").

3.2       Bylaws, as amended.

3.3* Certificate of Designations for the Preferred Stock (Incorporated by reference to Exhibit 3 to the Company's Form 8-A Registration Statementfiled on November 13, 1997 (the "1997 Form 8-A")).

3.4* Form of Indenture (Incorporated by reference to Exhibit 4 to the 1997 Form 8-A).

4.1*      Specimen Certificate of Common Stock. (Incorporated by reference to
          Exhibit 4.1 of the Registration Statement on Form S-2 (No.33-97990) filed with the Commission on October 6, 1996 (the "1995 Form S-2")).

4.2* Indenture, dated as of August 15, 1995, between Reno Air,Inc.and Shawmut Bank Connecticut, National Association as Trustee. (Incorporated by reference to Exhibit 2 of the Form 8-K of Reno Air,Inc. filed with the Commission on August 15, 1995).

4.3* Global Security Note, dated August 15, 1995.(Incorporated by reference to Exhibit 4.3 to the 1995 Form S-2).

10.4* Employment Agreement with Robert M. Rowen dated March 31, 1994. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).


-----------------------
*      Exhibit incorporated by reference.

10.8* First Amendment to Airline Operating Agreement and Terminal Building Lease between Airport Authority of Washoe County, Reno Cannon International Airport and Reno Air, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).

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

10.18* Purchase Agreement, dated August 10, 1995, by and among Reno Air, Inc., Forum Capital Markets L.P. ("Forum") and Fieldstone FPCG
           Services, L.P. ("Fieldstone").   (Incorporated  by  reference  to
           Exhibit 10.18 to the 1995 Form S-2).

10.19* Registration Rights Agreement, dated as of August 14, 1995, by and among Reno Air, Inc., Forum, and Fieldstone. (Incorporated by reference to Exhibit 10.19 to the 1995 Form S-2).

10.20*     Reno Air Profit Sharing Plan (Incorporated by reference to Exhibit
           10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.)

10.21* MultiHost Agreement with the SABRE Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (the "September 1997 10-Q"))

10.22* Reno Air, Inc. Employee Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of the September 1997 10-Q).

10.23* Reno Air, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the September 1997 10-Q).




------------------------
*          Exhibit incorporated by reference.
+ Confidential treatment has been granted with respect to portions of this Exhibit.

23.1       Consent of Ernst & Young LLP                                       58

                  (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                RENO AIR, INC.

                                                By:  /s/ JOSEPH R. O'GORMAN
                                                     Joseph R. O'Gorman
                                                     Chief Executive Officer



Dated:   March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Position                   Date

/s/ DONALD L. BECK                     Director                   March 27, 1998
Donald L. Beck

/s/ BARRIE K. BRUNET                   Director                   March 27, 1998
Barrie K. Brunet

/s/ LEE M. HYDEMAN                     Director                   March 27, 1998
Lee M. Hydeman

/s/ JOE M. KILGORE                     Director                   March 27, 1998
Joe M. Kilgore

/s/ JAMES T. LLOYD                     Director                   March 27, 1998
James T. Lloyd

/s/ EMMETT E. MITCHELL                 Director                   March 27, 1998
Emmett E. Mitchell

/s/ JOSEPH R. O'GORMAN                 Chairman of the Board      March 27, 1998
Joseph R. O'Gorman                     Chief Executive Officer
                                       and President

Dr. Wayne L. Stern                     Director                   March __, 1998


/s/ AGNIESZKA WINKLER                  Director                   March 27, 1998
Agnieszka Winkler

/s/ TODD M. KEHOE                      Acting Chief Financial     March 27, 1998
Todd M. Kehoe                          Officer and Chief
                                       Accounting Officer

                                 INDEX TO EXHIBITS


                                                            Page

Exhibit 3.2    Bylaws, as amended                            46

Exhibit 23.1   Consent of Ernst & Young LLP                  53

Exhibit 27     Financial Data Schedule                       54