Form 10-Q
period 1998-03-31
RENO AIR INC/NV/
filed 1998-05-15
CIK 884264

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

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


                                 (702) 954-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X              No
     -----               -----

Number of shares of common stock, $.01 par value, of registrant outstanding at March 31, 1998: 10,590,775.
                ----------

                                 RENO AIR, INC.

--------------------------------------------------------------------------------

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets - March 31, 1998 and
          December 31, 1997                                                    3

          Statements of Operations -
          Three Months Ended March 31, 1998 and 1997                           4

          Statements of Cash Flows -
          Three Months Ended March 31, 1998 and 1997                           5

          Notes to Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition and      8
          Results of Operations

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                           19

Item 6.   Exhibits and Reports on Form 8-K                                    19

SIGNATURES                                                                    20

                                  RENO AIR, INC.
                             CONDENSED BALANCE SHEETS
                      AT MARCH 31, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                          March 31,   December 31,
                                                            1998          1997
ASSETS                                                   -----------  -------------
------                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $ 24,819      $  29,058
  Short-term investments                                      1,455            129
  Accounts receivable                                        29,106         24,808
  Inventories and operating supplies                          3,145          2,983
  Prepaid expenses and other                                 26,380         29,700
                                                           --------      ---------
       Total current assets                                  84,905         86,678
PROPERTY AND EQUIPMENT:
  Flight equipment                                           87,487         85,993
  Ground property and equipment                              16,647         15,870
                                                           --------      ---------
                                                            104,134        101,863
  Less--Accumulated depreciation                            (23,190)       (21,399)
                                                           --------      ---------
       Property and equipment, net                           80,944         80,464
RESTRICTED CASH AND INVESTMENT                                6,466          5,122
DEPOSITS AND OTHER NONCURRENT ASSETS                         24,283         21,145
                                                           --------      ---------
                                                           $196,598      $ 193,409
                                                           ========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                         $ 19,288      $  19,611
  Accrued liabilities                                        25,983         25,894
  Air traffic liability                                      38,154         27,025
  Current maturities of long-term debt                        7,832          7,867
                                                           --------      ---------
       Total current liabilities                             91,257         80,397
LONG-TERM DEBT                                               60,598         62,584
OTHER NONCURRENT LIABILITIES                                 18,293         15,704
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value: 10,000,000 shares
   authorized; Series A cumulative convertible
   exchangeable preferred stock; issued and outstanding
   1,436,000 shares at March 31, 1998 and December
   31, 1997  ($25.00 per share liquidation preference)            1              1
  Common stock, $.01 par value: 30,000,000 shares
   authorized; issued and outstanding 10,590,775 shares
   at March 31, 1998 and 10,542,075 shares at
   December 31, 1997                                            106            105
  Additional paid-in capital                                 66,335         66,825
  Accumulated deficit                                       (39,992)       (32,207)
                                                           --------      ---------
       Total shareholders' equity                            26,450         34,724
                                                           --------      ---------
                                                           $196,598      $ 193,409
                                                           ========      =========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 RENO AIR, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           1998          1997
                                                       ------------  -----------
                                                              (unaudited)
OPERATING REVENUES
   Passenger revenues                                  $    88,919   $    84,295
   Other                                                     4,907         5,389
                                                       -----------   -----------
       Total operating revenues                             93,826        89,684
OPERATING EXPENSES:
   Salaries, wages and benefits                             18,081        15,323
   Aircraft fuel and oil                                    14,838        18,078
   Aircraft leases                                          17,628        16,603
   Aircraft maintenance                                     11,283         7,580
   Handling, landing and airport fees                       10,642         9,378
   Advertising, marketing and sales                          6,593         7,465
   Commissions                                               4,044         4,900
   Facility leases                                           4,000         3,090
   Insurance                                                 1,409         1,833
   Communications                                            1,696         1,298
   Depreciation                                              1,868         2,218
   Restructuring charges                                     1,487             -
   Other                                                     7,091         6,090
                                                       -----------   -----------
       Total operating expenses                            100,660        93,856
                                                       -----------   -----------
OPERATING LOSS                                              (6,834)       (4,172)
NONOPERATING INCOME (EXPENSE):
   Interest expense                                         (1,508)       (1,268)
   Interest income                                             838           488
   Other                                                      (281)          (45)
                                                       -----------   -----------
       Nonoperating income (expense), net                     (951)         (825)
                                                       -----------   -----------
NET LOSS                                                    (7,785)       (4,997)
PREFERRED STOCK DIVIDENDS                                     (807)            -
                                                       -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCK                    $    (8,592)  $    (4,997)
                                                       ===========   ===========
LOSS PER COMMON SHARE AND POTENTIAL COMMON SHARE:
   Basic                                                    $(0.81)       $(0.48)
                                                       ===========   ===========
   Diluted                                                  $(0.81)       $(0.48)
                                                       ===========   ===========
WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL COMMON
SHARES OUTSTANDING:
   Basic                                                10,560,111    10,370,907
                                                       ===========   ===========
   Diluted                                              10,560,111    10,370,907
                                                       ===========   ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  RENO AIR, INC.
                             STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (IN THOUSANDS OF DOLLARS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
OPERATING ACTIVITIES
NET LOSS                                                       $(7,785)   $(4,997)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
(USED) IN OPERATING ACTIVITIES:
 Depreciation and amortization                                   1,868      2,218
 Common stock issued/to be issued under the                         81         55
      401(k) plan
 Amortization of deferred lease credits                           (285)      (778)
 Other                                                             358         60
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Accounts receivable                                            (4,296)    (9,266)
 Inventories and operating supplies                               (162)      (390)
 Prepaid expenses and other current assets                       3,320       (436)
 Restricted cash                                                (1,353)       (26)
 Deposits and other noncurrent assets                           (3,265)    (2,417)
 Accounts payable                                                 (323)     1,570
 Accrued liabilities                                               348        848
 Air traffic liability                                          11,129      8,994
 Noncurrent liabilities                                          2,534      3,001
                                                               -------    -------
       Net cash provided by (used) in operating
       activities                                                2,169     (1,564)
INVESTING ACTIVITIES:
 Proceeds from sales of short-term investments                     129      2,318
 Purchases of property and equipment                            (2,464)    (2,188)
 Purchases of short-term investments                            (1,455)         -
                                                               -------    -------
       Net cash provided by (used) in investing activities      (3,790)       130
FINANCING ACTIVITIES:
 Proceeds from exercise of stock options and warrants              210        370
 Proceeds from issuance of notes payable                             -      2,600
 Payments of preferred stock dividends                            (807)         -
 Repayments of long-term debt                                   (2,021)    (1,165)
                                                               -------    -------
       Net cash provided by (used) in financing activities      (2,618)     1,805
                                                               -------    -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (4,239)       371
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                29,058     16,221
                                                               -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $24,819    $16,592
                                                               =======    =======

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 RENO AIR, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of the Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and other adjustments as discussed below) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that will be realized for all of 1998. For further information, refer to the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 1997.

NOTE B - RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform them to the 1998 presentation.

NOTE C - LOSS PER SHARE

In December 1997, the Company adopted Financial Accounting Standards Board Statement ("SFAS") No. 128, "Earnings per Share." As a consequence of adopting SFAS No. 128, the loss per common share for the three months ended March 31, 1997, was restated to $0.48, both basic and diluted. The loss per common share for the three months ended March 31, 1997, had been previously calculated under Accounting Principles Board Opinion No. 15, "Earnings per Share," and reported at $0.47 per share, both primary and fully diluted.

NOTE D - CHANGE IN ESTIMATE

In the first quarter of 1998, the Company changed its estimate of the depreciable lives of its owned and Stage III compliant aircraft to approximately 25 years from their original dates of manufacture, and in addition applied this change to its owned spare engines and aircraft components. This change in the depreciable lives is considered to be more representative of the estimated useful lives for this type of flight equipment than those shorter depreciable lives used previously by the Company. The result of this change was to decrease depreciation expense in the first quarter of 1998 by approximately $1.2 million, and it is estimated that such change will subsequently reduce depreciation expense by approximately $1.2 million in each of the remaining quarters of 1998.

NOTE E - RESTRUCTURING CHARGES

Restructuring charges consist of the following amounts (in thousands):

   Provision for employee severance           $1,055
   Write-off of assets and other expenses
     and costs related to station closures       288
   Other                                         144
                                              ------
                                              $1,487
                                              ======

The restructuring charges arose from the withdrawal by the Company from certain markets and schedule changes related to underperforming routes, a rightsizing of the Company's workforce, a reduction in the size of the Company's operating fleet to 27 aircraft (29 aircraft were in service at March 31, 1998), and the implementation of other cost saving measures. The fleet reduction is expected to be implemented by not renewing certain aircraft leases upon the expiry thereof.

NOTE F - COMMITMENTS

In the first quarter of 1998, the Company entered into a conditional sale arrangement with an affiliate of The Boeing Company for the acquisition of two McDonnell Douglas MD-82 aircraft. The Company intends to sell these aircraft and is actively remarketing them for that purpose.

In the first quarter of 1998, the Company returned two leased MD-82 aircraft to the lessor thereof. In April 1998, another leased MD-82 aircraft was removed from scheduled service in order to undertake the requisite maintenance and other preparations necessary to return such aircraft to the lessor.

In December 1997 and January 1998, the Company entered into agreements to purchase 14 million gallons of jet fuel at a weighted average price of 57.7 cents per gallon (excluding taxes and shipping charges), of which approximately
9.7 million gallons (at a weighted average cost of 56.8 cents per gallon) were remaining for delivery at March 31, 1998. The advance fuel purchases remaining at March 31, 1998 represent approximately 13 percent of the Company's estimated total fuel requirement for the remainder of 1998.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").
Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described in
Item 1, "Cautionary Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Should one or more these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed results.

During the first quarter of 1998, the Company suffered a net loss of $7.1 million, or $0.67 per share of common stock on both a basic and diluted basis (calculated before restructuring charges), compared to a loss of $5.0 million, or $0.48 per common share for the first quarter of 1997.

The first quarter results in 1998 are attributable to a number of factors which existed in 1997 and continued to hinder the Company's financial performance, including increases in the following operating expenses: aircraft maintenance; salaries, wages and benefits; aircraft leases; handling, landing and airport fees and facility leases.

On February 19, 1998, the Company's Board of Directors elected Joseph R. O'Gorman as its President and Chief Executive Officer. Mr. O'Gorman was also elected Chairman of the Board of Directors. Lee R. Hydeman, the preceding Chairman of the Board of Directors, remains a director of the Company and is Chairman of the Executive Committee of the Board of Directors. In light of recent developments in the airline industry, including aggressive competition from the largest airlines, the Board of Directors concluded that the Company would benefit from a change in leadership. Mr. O'Gorman has more than 30 years of experience in the airline industry. In October 1997, Mr. O'Gorman retired from United Airlines as Executive Vice President-Fleet Operations and Administration. Prior to rejoining United Airlines in April 1995, Mr. O'Gorman had held senior executive positions at USAir, United, AirCal, Aloha Airlines, and Frontier Airlines, including the roles of chief executive officer at Aloha and Frontier. Since the time Mr. O'Gorman took charge of the Company, the Company has replaced or reassigned with seasoned airline executives all but one of the then-incumbent officers. Reding. The newly elected officers, each of whom joined the Company in March or April 1998, are: Bev Grear, Senior Vice
President -Operations; Joanne Smith, Senior Vice President -Marketing and Planning; Steven A. Rossum, Senior Vice President, General Counsel, and Corporate Secretary; and Vicki Bretthauer, Vice President -Administration. Each of these individuals has not less than 10 years of airline experience and the many airlines that these officers have previously been employed by include United Airlines, US Airways, American Airlines, Midway Airlines, World Airways, AirCal, and Hughes

Air West. Todd Kehoe remains as Vice President, Treasurer and Chief Accounting Officer. In February 1998, Mr. Kehoe also assumed the position of Acting Chief Financial Officer.

In March 1998, the Company commenced a significant restructuring of its operations. The restructuring plan is comprised of several measures aimed at reducing the Company's costs, improving its operating performance, and enhancing its revenues. During March and April of 1998, the Company announced that it was ceasing operations in Detroit, Ontario (California), Albuquerque, and Gulfport. A reduction in the size of the Company's aircraft fleet is also planned. The Company intends to allow certain of its aircraft leases to expire as scheduled in 1998 reducing its overall fleet size to 27 aircraft (from the 29 aircraft in service at March 31, 1998). These measures will be accompanied by a rightsizing of the Company's workforce. On April 23, 1998, the Company announced that 330 jobs, representing approximately 15 percent of the Company's employees, would be eliminated by the third quarter of 1998. This figure includes approximately 70 management and administrative positions, representing approximately 20 percent of such classifications, and six of eleven officer positions. In addition, the Company is reviewing all expenditures in an effort to further reduce costs. Management believes that the restructuring will increase frequencies in key markets, raise aircraft utilization and ultimately enhance revenue during the remainder of 1998; however, there can be no assurance that these goals will be achieved.

In connection with the workforce reduction and the other cost-saving measures described above, the Company incurred restructuring charges of $2.1 million, of which approximately $1.5 million was recorded in the first quarter of 1998. The balance of the restructuring charges, approximately $.6 million, will be realized in the second quarter of 1998. After the restructuring charge, the Company reported a net loss applicable to common stock of $8.6 million in the first quarter of 1998, or $0.81 per common share on both a basic and diluted basis.

The Company's marketing relationship with American Airlines for American AAdvantage frequent traveler miles expires on June 30, 1998, unless extended by the mutual agreement of American Airlines and the Company. The American relationship pertains to, among other things, the purchase and redemption, by the Company of American AAdvantage frequent traveler miles. Management believes that in light of the competitive landscape emanating from recently announced airline alliances such as American/US Airways, United/Delta and Continental/Northwest, the Company should pursue aggressively entering into one or more strategic alliances or code sharing or marketing relationships with domestic and/or international airlines. To this end, the Company continues to pursue discussions with American and with a number of other air carriers. There can be no assurance, however, that the Company will be able to enter into a satisfactory alliance or code sharing arrangement with one or more domestic or international airlines.

The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to revenues, and comparatively low profit margins. A slight change in fare levels or load factors can have a substantial impact on the Company's revenues. Generally, approximately one-half of the Company's tickets are sold within two weeks preceding the date of travel. Accordingly, any changes in the Company's competitive environment (for instance, changes in fares or service offered by its competitors) could have an immediate and significant financial impact on the Company. The Company has airline competitors in substantially all of its markets. The Company also competes with surface transportation. In addition, the Company's business is highly sensitive to general economic conditions. Any reduction in airline passenger traffic (whether general or specific to the Company) could materially and adversely affect the Company's results of operations and financial position.

The Company has implemented a year 2000 compliance program designed to ensure that the Company's computer systems and applications will properly manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and expects its year 2000 date conversion program to be completed on a timely basis. However, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

SELECTED OPERATING STATISTICS

                                                                                                PERCENT      THREE MONTHS   PERCENT
                                                                THREE MONTHS ENDED              CHANGE           ENDED      CHANGE
                                                                     MARCH 31,                    (1)         DEC. 1997      (2)
                                                       ----------------------------------    -------------  -------------  --------
                                                             1998                 1997
                                                             ----                 ----
Revenue passengers (3)                                      1,337,892           1,272,875          5.1        1,334,343       0.3

Revenue passenger miles (RPMs - thousands) (4)                770,859             722,618          6.7          722,908       6.6

Available seat miles (ASMs - thousands) (5)                 1,192,265           1,116,810          6.8        1,165,751       2.3

Passenger load factor (percent) (6)                             64.66               64.70         (0.1)           62.01       4.3

Breakeven load factor (percent) (7)                             70.90               68.54         (3.4)           70.97       0.1

Revenue per revenue passenger mile ("yield" - cents) (8)        11.54               11.67         (1.1)           11.84      (2.5)

Passenger revenue per ASM (cents)                                7.46                7.55         (1.2)            7.35       1.5

Total operating revenue per ASM (cents)                          7.87                8.03         (2.0)            7.86       0.1

Operating cost per ASM (CASM - cents)                            8.44                8.40         (0.5)            8.87       4.8

Aircraft in service at end of period                               29                  30         (3.3)              28       3.6

Average passenger journey (miles)                                 576                 568          1.4              542       6.3

Average aircraft stage length (miles)                             520                 528         (1.5)             490       6.1

Average cost of fuel per gallon (cents) (9)                      64.5                86.0         25.0             73.0      11.6

(1) Percent change from the quarter ended March 31, 1997 to the quarter ended March 31, 1998.

(2) Percent change from the quarter ended December 31, 1997 to the quarter ended March 31, 1998.

(3) The number of trip segments flown by revenue (fare-paying) passengers.

(4)  The number of miles flown by revenue passengers.

(5) The aircraft miles flown on each flight segment multiplied by the number of seats available for revenue on those segments.

(6)  RPMs divided by ASMs.

(7) The passenger load factor that would have resulted in the Company breaking even on a net income basis during the period and assuming that yield and operating costs remain constant. The breakeven load factor for the quarter ended March 31, 1998 includes dividends declared and paid on the Company's Series A Preferred Stock and restructuring charges of $1.5 million. Not including the dividends on the preferred stock dividends and the restructuring charges, the breakeven load factor would be 69.2 percent for the quarter ended March 31, 1998.

(8)  Passenger revenues divided by RPMs.

(9) Jet fuel price per gallon, excluding into-plane and similar service charges.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

General.

For the first quarter of 1998, the Company reported a net loss applicable to common stock of $7.1 million (calculated before restructuring charges), or $0.67 per share, on both a basic and diluted basis, compared to a net loss of $5.0 million, or $0.48 per share, on both a basic and diluted basis, for the quarter ended March 31, 1997. After restructuring charges, the net loss was $8.6 million, or $0.81 per share, on both a basic and diluted basis.

The 1998 first quarter results from operations are attributable to a number of factors which existed in 1997 that continue to hinder the Company's financial performance. Increasing aircraft maintenance costs continued throughout the first quarter of 1998 resulting in a $3.7 million increase from 1997. Salaries, wages and benefits expense for the first three months of 1998 increased by 18 percent from $15.3 million in the first quarter of 1997 to $18.1 million in the first quarter of 1998, reflecting the impact of certain actions undertaken by the Company in 1997 aimed at expanding its infrastructure in order to support then-planned expansion and anticipated revenue growth. The Company also experienced increases in aircraft lease expense, handling, landing and airport fees, facility leases expense, and incurred restructuring charges of $1.5 million.

In November 1997, the Company converted to a new computer reservations system. The cut-over to the new system caused a disruption in operations resulting in a significantly negative impact on sales for the balance of 1997. Management believes that the lingering effects of this conversion may have contributed to sluggish sales during the first quarter of 1998. As a result, although operating revenues and revenue passenger miles increased by $4.1 million and 49 million, respectively, in the first quarter of 1998, yield, load factor and operating revenues per available seat mile for the first quarter of 1998 all decreased from the comparable 1997 figures by 0.13 cents, 0.4 percentage points and 0.16 cents, respectively.

The Company's operating results were also adversely affected by flight cancellations. During the first quarter of 1998, the Company canceled 317 revenue flights due to an usually wet winter on the West Coast attributable to the El Nino phenomena and matters relating to aircraft maintenance and crew scheduling. During the first quarter of 1997, the Company canceled 349 revenue flights. However, 257 of these cancellations occurred in January of that year and were attributable to a severe flood in Reno, Nevada that crippled passenger demand during a peak winter travel period.

Operating costs per available seat mile during the first quarter of 1998 remained relatively unchanged at 8.4 cents in spite of a 7.2% increase period over period in operating expenses as compared to the same period in 1997, due principally to a 6.8 percent increase in the available seat miles to 1.2 billion during the first quarter of 1998 as compared to 1.1 billion during the first quarter of 1997. The breakeven load factor for the first quarter of 1998 was
70.9 percent, or 2.4 percentage points higher than the comparable 1997 figure.

In the first quarter of 1998, the Company changed its estimate of the depreciable lives of its owned and Stage III compliant aircraft to approximately 25 years from their original dates of manufacture, and in addition applied this change to its owned spare engines and aircraft components. This change in the depreciable lives is considered to be more representative of the estimated useful lives for this type of flight equipment than those shorter depreciable lives used previously by the Company. The result of this change was to decrease depreciation expense in the first quarter of 1998 by approximately $1.2 million, and it is estimated that such change will subsequently reduce depreciation expense by approximately $1.2 million in each of the remaining quarters of 1998.

During the first quarter of 1998, the Company commenced a reorganization of its operations and incurred restructuring charges of $1.5 million. As described above, the restructuring plan is comprised of several measures aimed at reducing the Company's costs, improving its operational performance, and enhancing revenues. Management believes that the restructuring will increase frequencies in key markets, raise aircraft utilization and ultimately enhance revenue during the remainder of 1998; however, there can be no assurance that these goals will be achieved. Additional and associated restructuring charges of approximately $.6 million will be realized in the second quarter of 1998.

Operating Revenues

The Company's operating revenues increased by 4.6 percent to $93.8 million during the first three months of 1998 as compared to the first three months of 1997. This increase is attributable primarily to an approximate $4 million increase in revenue generated by the Company's track charter operations. Although revenue passenger miles in the first quarter of 1998 increased by 6.7 percent to 771 million as compared to the first quarter in 1997, a corresponding 6.8 percent increase in available seat miles resulted in a marginal decrease in the 1998 quarterly load factor of approximately 0.1 percent. As a result of fare discounting implemented by the Company in March 1998 in order to stimulate traffic and other factors, the first quarter 1998 yield decreased by 1.1 percent to 11.54 cents. The Company's track charter flights are generally operated over longer stage lengths and at lower yields than its scheduled passenger service, which charter operations tend to depress the system yield while generating comparatively lower contribution margins.

The decrease in the 1998 quarterly yield combined with the increased available seat miles operated in the first quarter of 1998 caused passenger revenue per available seat mile to decline to 7.46 cents from 7.55 cents in the first quarter of 1997. Total operating revenues per available seat mile for the first quarter of 1998 decreased 2 percent to 7.87 cents from 8.03 cents for the comparative 1997 quarter in 1997. This decrease is attributable primarily to decreases in the 1998 quarterly revenues from the Company's ad hoc charter operations and the sales of tour packages.

Operating Expenses

Operating expenses per available seat mile remained virtually unchanged from the 1997 level at 8.4 cents notwithstanding the 6.8 increase in the 1998 quarterly available seat miles. This is attributable primarily to increases in the following operating expenses of the Company during the first quarter of 1998: aircraft maintenance; salaries, wages and benefits; aircraft leases; handling, landing and airport fees; facility leases; other operating expenses and the incurrence of restructuring charges. These increases were offset in part by net decreases in certain of the Company's operating expenses for the first three months of 1998 as compared to the same period in 1997. The Company experienced decreases in fuel expense, advertising, marketing and sales expense, commissions expense, insurance expense and depreciation expense. Absent the restructuring charges, the 1998 quarterly operating cost per available seat mile was 8.3 cents.

Aircraft maintenance expense increased 48.9 percent to $11.3 million during the first quarter of 1998 from $7.6 million during the same period in 1997. This increase is attributable in large part to increases in the Company's accrual rates for the scheduled overhauls of its engines. Increases in the Company's costs for maintenance services provided by other parties, maintenance materials and a 7.7 percent increase in fleet utilization to 27 thousand block hours also contributed to the period over period change.

Salaries, wages and benefits expense increased 18 percent during the first quarter of 1998 due primarily to an increase in the number of employees to 2.2 thousand average full-time equivalent employees ("FTEs") from 2.0 thousand average FTEs for the first quarter of 1997 attributable in part to the opening of the Company's own reservation center in Las Vegas, Nevada in April 1997. General pay increases granted during the second quarter of 1997 also affected the 1998 salaries, wages and benefits expense.

Aircraft leases expense increased to $17.6 million in the first quarter of 1998 from $16.6 million in the comparable 1997 quarter. This increase is attributable to the replacement in 1998 of two leased MD-82 aircraft with two leased newer model MD-90 aircraft with comparatively higher lease rates. In addition, in order to minimize cancellations in its scheduled service, the Company incurred expenses for substitute service which are reported as aircraft lease expense.

Handling, landing and airport fees expense increased to $10.6 million during the first quarter in 1998 from $9.4 million during the same period in 1997. This increase in expense was caused by increases in the number of passengers serviced (from 1.27 million in the first quarter of 1997 to 1.34 million in the first quarter of 1998), and in flights operated (from approximately 16.1 thousand in the 1997 quarter to approximately 16.8 thousand in the 1998 quarter). Also contributing to the increase were higher costs incurred by the Company for outside services, and the fact that the Company operated more charter flights to leisure destinations with correspondingly higher ground handling costs and airport fees.

Facility leases expense increased by 29.4 percent to $4 million in the first quarter of 1998 compared to the same period in 1997. This increase is attributable to significant period over period increases in the rents paid by the Company for airport and other space in Los Angeles and Burbank (Orange County), California, Las Vegas, Nevada and Detroit, Michigan (the Company ceased operations in Detroit in early May 1998 as part of its restructuring plan).

Other operating expense in the first quarter of 1998 increased by $1.0 million, or 16.4 percent compared to the first quarter of 1997. This increase is attributable to period over period increases in passenger catering and supply costs, expenses incurred for delayed, lost and damaged passenger baggage and the provision for doubtful accounts receivable.

Aircraft fuel and oil expense decreased 17.9 percent to $14.8 million during the first quarter of 1998, compared to $18.1 million for the comparable period in 1997. This savings is attributable to a 25 percent decrease in the 1998 quarterly average price per gallon of fuel (excluding into-plane and similar fees) to 64.5 cents as compared to 86.0 cents in 1997. In December 1997 and January 1998, the Company entered into agreements to purchase 14 million gallons of jet fuel at a weighted average price of 57.7 cents per gallon (excluding taxes and shipping charges), of which approximately 9.7 million gallons (at a weighted average cost of 56.8 cents per gallon) were remaining for delivery at March 31, 1998. The advance fuel purchases remaining at March 31, 1998 represent approximately 13 percent of the Company's estimated total fuel requirement for the remainder of 1998. The Company has in the past and may continue to enter into similar agreements or utilize fuel price hedges in the future.

Advertising, marketing and sales expense decreased by $872 thousand during the first quarter of 1998 as compared to the same period in 1997 due primarily to the Company's outsourcing certain of its reservations services during the 1997
quarter.   The outsourcing of reservations services ceased when the Company opened its own reservations center in Las Vegas, Nevada in April 1997.

The quarterly commissions expense decreased by $856 thousand during the first quarter of 1998 as compared to the first quarter of 1997 due to a 2 percent decrease in the general commission rate paid to travel agents which the Company initiated in the fourth quarter of 1997.

Insurance expense decreased by $424 thousand during the first quarter of 1998 as compared to the same period in 1997. This decrease is attributable to more favorable premium rates obtained in the second quarter of 1997 for the Company's aircraft hull damage and passenger liability insurance. The Company anticipates that it will benefit from similar rate adjustments beginning in the second quarter of 1998.

Depreciation expense decreased by $350 thousand during the first quarter of 1998 as compared to the first quarter of 1997 due to the $1.2 million decrease resulting from the change in estimate of the depreciable lives of certain of the Company's flight equipment. This decrease was offset in part by the overall increases period over period in property and equipment, principally an MD-83 aircraft acquired by the Company in September 1997.

Nonoperating Income and Expense

Interest expense increased in the first quarter of 1998 principally because of additional in interest expense related to the Company's financing of an aircraft acquisition in the third quarter of 1997. Interest income increased period over period due to the generally higher levels of cash held by the Company in the first quarter of 1998.

Operating Expenses as a Percent of Operating Revenue

The following table sets forth the components of the Company's operating expenses, expressed as a percentage of operating revenues, for the years ended December 31, 1997, 1996 and 1995 and for the three months ended March 31, 1998 and 1997:

                                                                  THREE MONTHS
                                     YEAR ENDED DECEMBER 31,      ENDED MAR. 31,
                                     -----------------------     --------------
                                       1997   1996   1995         1998    1997
                                      ------  -----  -----       ------  ------

Salaries, wages and benefits           17.6%  15.4%  16.4%        19.3%   17.1%

Aircraft fuel and oil                  17.8   19.1   17.5         15.8    20.2

Aircraft leases                        17.9   17.6   19.4         18.8    18.5

Aircraft maintenance                   10.1    7.5    6.2         12.0     8.5

Handling, landing and airport fees     10.2   10.1    9.7         11.3    10.5

Advertising, marketing and sales        7.5    8.7    7.9          7.0     8.3

Commissions                             5.3    5.5    6.4          4.3     5.5

Facility leases                         3.7    3.2    3.7          4.3     3.4

Insurance                               1.6    2.2    2.6          1.5     2.0

Communications                          1.5    1.3    1.3          1.8     1.4

Depreciation and amortization           2.7    1.8    1.0          2.0     2.5

Restructuring charges                     -      -      -          1.6       -

Other operating expenses                6.9    6.9    6.5          7.6     6.8
                                      -----   ----   ----        -----   -----

                                      102.8%  99.3%  98.6%       107.3%  104.7%
                                      =====   ====   ====        =====   =====

Operating Expenses per Available Seat Mile

The following table sets forth the Company's unit cost (operating expenses per available seat mile in cents) for the years ended December 31, 1997, 1996 and 1995 and for the three months ended March 31, 1998 and 1997:

                                              YEAR ENDED DECEMBER 31,             THREE MONTHS
                                              -----------------------             ENDED MAR. 31,
                                        1997         1996       1995             1998       1997
                                       -------      ------     ------            -----      -----
Salaries, wages and benefits           1.44 cents   1.20 cents   1.26 cents     1.52 cents  1.37 cents

Aircraft fuel and oil                  1.46         1.48         1.35           1.24        1.62

Aircraft leases                        1.47         1.36         1.50           1.48        1.49

Aircraft maintenance                   0.83         0.58         0.48           0.95        0.68

Handling, landing and airport          0.83         0.78         0.75           0.89        0.84
fees

Advertising, marketing and sales       0.61         0.67         0.61           0.55        0.67

Commissions                            0.43         0.43         0.49           0.34        0.44

Facility leases                        0.30         0.25         0.29           0.34        0.28

Insurance                              0.13         0.17         0.20           0.12        0.16

Communications                         0.12         0.11         0.10           0.14        0.11

Depreciation and amortization          0.22         0.14         0.08           0.16        0.20

Restructuring charges                     -            -            -           0.12           -

Other operating expenses               0.56         0.54         0.50           0.59        0.54
                                       ----         ----         ----           ----        ----

                                       8.40 cents   7.71 cents   7.61 cents     8.44 cents  8.40 cents
                                    =======       ======       ======          =====       =====

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and cash equivalents and short term investments approximated $26.3 million, as compared to $29.2 million at December 31, 1997.

Cash declined in the first quarter of 1998 principally due to continuing operating losses, purchases of property and equipment and short-term investments, repayment of long-term debt and payment of dividends on the Company's Series A Cumulative Convertible Exchangeable Preferred Stock (the "Series A Preferred Stock") issued in October 1997. These uses of cash were offset in part by a net increase in cash from the changes in operating assets and liabilities, principally an $11.1 million increase in air traffic liability.

Cash used in investing activities during the first quarter of 1998 approximated $3.8 million, resulting from purchases of property and equipment (principally improvements to leased aircraft and aircraft components) and short-term investments. Cash used in financing activities during the first quarter of 1998 approximated $2.6 million due to the repayment of long-term debt and payment of dividends on the Series A Preferred Stock. Proceeds from the exercise of employee stock options during the first three months of 1998 provided approximately $210 thousand.

At March 31, 1998, the Company's fleet was comprised of 32 McDonnell Douglas manufactured narrowbody aircraft, three of which are owned (one MD-87 aircraft and two MD-83 aircraft) and the remainder of which are leased under operating leases with remaining base terms of between six months and 18 years. All of the Company's owned aircraft secure related notes payable. One MD-83 aircraft owned by the Company is leased to an unaffiliated carrier through June 1998. The Company is actively marketing the aircraft for resale or potentially a re-letting. During the first quarter of 1998, the Company placed into revenue service two leased MD-90 aircraft, acquired two MD-82 aircraft under a conditional sale agreement (which aircraft are being marketed for potential resale, and returned two leased MD-82 aircraft to the lessor thereof. Another leased MD-82 aircraft was removed from revenue service in early April 1998 for the purpose of preparing it for return to its lessor.

The Company and IAE International Aero Engines AG have had detailed discussions regarding the potential acquisition by the Company of a new V2500 spare aircraft engine.

The Company's line of credit with U.S. Bank was terminated by agreement between the Company and U.S. Bank in February 1998, and currently the Company has no lines of credit. Management believes that the Company's current cash and cash equivalent position, together with expected cash flows generated from improved operational results and the anticipated proceeds from the sales of certain of its aircraft, will be sufficient to meet the Company's recurring financial obligations and capital requirements for the next twelve months. Nevertheless, being capital intensive and highly leveraged, the Company's financial results are very sensitive to many factors, including the price of fuel, the actions of competing airlines and overall general and regional economic conditions, any of which can materially and adversely affect the Company's liquidity and cash flows. The Company may seek to raise additional funds through the sales of equity and or debt securities and potential other of its property and equipment. There is no assurance, however, that the Company will be able to raise additional funding on commercially effective terms.

                          PART II    OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

11 Statement Re: Computation of Loss Per Share for the Three Months Ended March
   31, 1998 and 1997

27 Financial Data Schedule

B. REPORTS ON FORM 8-K


DATE OF REPORT           CONTENTS

February 3, 1998         Press Release dated February 2, 1998 announcing that
                         the Company expects fourth quarter and annual losses for 1997.

February 19, 1998        Joseph R. O'Gorman was elected Chairman of the Board of
                         Directors, President and Chief Executive Officer of the
                         Company.

April 23, 1998           Press Release dated April 23, 1998 announcing that the
                         Company had significantly reduced its workforce pursuant to a restructuring of its organization.

May 7, 1998              Press Release dated May 7, 1998 with statements of
                         operations for the three months ended March 31, 1998 and select operating and financial statistics for the Company for the same period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RENO AIR, INC.



Date:  May 15, 1998                 By:    /s/ Todd Kehoe
                                        ---------------------------------------
                                           Todd Kehoe
                                           Vice President, Treasurer and
                                           Acting Chief Financial Officer
                                           (Principal Accounting Officer)