Form 10-Q
period 1998-06-30
RENO AIR INC/NV/
filed 1998-08-14
CIK 884264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

Yes   X             No
     ---                ---

Number of shares of common stock, $.01 par value, of registrant outstanding at July 31, 1998: 10,753,175.

                                 RENO AIR, INC.

--------------------------------------------------------------------------------

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Balance Sheets - June 30, 1998 and
         December 31, 1997                                                     3

         Statements of Operations -
         Three Month and Six Month Periods Ended June 30, 1998 and 1997        4

         Statements of Cash Flows -
         Six Months Ended June 30, 1998 and 1997                               5

         Notes to Financial Statements                                         6

Item 2. Management's Discussion and Analysis of Financial Condition and        7
        Results of Operations

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             14

SIGNATURES                                                                    16

                                 Reno Air, Inc.
                            Condensed Balance Sheets
                     at June 30, 1998 and December 31, 1997
                                 (in thousands)

                                                                      June 30,      December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                            (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $     20,811    $     29,058
   Short-term investments                                                    968             129
   Accounts receivable                                                    32,741          24,808
   Inventories and operating supplies                                      3,288           2,983
   Prepaid expenses and other                                             23,265          29,700
                                                                    ------------    ------------
      Total current assets                                                81,073          86,678

PROPERTY AND EQUIPMENT:
   Flight equipment                                                       91,263          85,993
   Ground property and equipment                                          17,333          15,870
                                                                    ------------    ------------
                                                                         108,596         101,863
   Less-Accumulated depreciation                                         (25,112)        (21,399)
                                                                    ------------    ------------
      Property and equipment, net                                         83,484          80,464

RESTRICTED CASH AND INVESTMENT                                             4,454           5,122

DEPOSITS AND OTHER NONCURRENT ASSETS                                      22,920          21,145
                                                                    ------------    ------------
                                                                    $    191,931    $    193,409
                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                 $     19,741    $     19,611
   Accrued liabilities                                                    21,921          25,894
   Air traffic liability                                                  36,310          27,025
   Current maturities of long-term debt                                    7,864           7,867
                                                                    ------------    ------------
      Total current liabilities                                           85,836          80,397

LONG-TERM DEBT                                                            58,622          62,584

OTHER NONCURRENT LIABILITIES                                              19,178          15,704

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, ($25.00 per share liquidation preference);
      Series A Cumulative Convertible Exchangeable; $.001 par
      value: 10,000,000 shares authorized; issued and outstanding
      1,436,000 shares at June 30, 1998 and December 31, 1997                  1               1
   Common stock, $.01 par value: 30,000,000 shares authorized;
      issued and outstanding 10,749,575 shares at June 30, 1998
      and 10,542,075 shares at December 31, 1997                             107             105
Additional paid-in capital                                                66,330          66,825
Accumulated deficit                                                      (38,143)        (32,207)
                                                                    ------------    ------------
      Total shareholder's equity                                          28,295          34,724
                                                                    ------------    ------------
                                                                    $    191,931    $    193,409
                                                                    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 Reno Air, Inc.
                            Statements of Operations
                    For the Six Month and Three Month Periods
                          Ended June 30, 1998 and 1997
                      (in thousands, except for share data)
                                   (unaudited)

                                                     Six-Months Ended              Three-Months Ended
                                                         June 30,                        June 30,
                                               ----------------------------    ----------------------------
                                                   1998            1997            1998            1997
                                                   ----            ----            ----            ----
OPERATING REVENUES
   Passenger revenues                          $    183,091    $    175,762    $     94,172    $     91,468
   Other                                              9,519          11,344           4,612           5,954
                                               ------------    ------------    ------------    ------------
      Total operating revenues                      192,610         187,106          98,784          97,422
                                               ------------    ------------    ------------    ------------
OPERATING EXPENSES:
   Salaries, wages and benefits                      35,131          32,185          17,050          16,863
   Aircraft fuel and oil                             28,163          34,241          13,325          16,163
   Aircraft leases                                   34,886          34,116          17,258          17,513
   Aircraft maintenance                              21,563          15,648          10,280           8,068
   Handling, landing and airport fees                20,490          19,167           9,848           9,789
   Advertising, marketing and sales                  13,556          15,075           6,963           7,609
   Commissions                                        9,007           9,963           4,963           5,063
   Facility leases                                    7,679           6,590           3,679           3,500
   Insurance                                          2,861           3,223           1,452           1,390
   Communications                                     3,031           2,741           1,335           1,443
   Depreciation                                       3,839           4,701           1,971           2,484
   Restructuring charges                              2,212            --               725            --
   Other                                             13,966          12,684           6,875           6,593
                                               ------------    ------------    ------------    ------------
      Total operating expenses                      196,384         190,334          95,724          96,478
                                               ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                              (3,774)         (3,228)          3,060             944

NONOPERATING INCOME (EXPENSE):
   Interest expense                                  (2,976)         (2,435)         (1,468)         (1,167)
   Interest income                                    1,540           1,026             702             538
   Other, net                                          (726)           (136)           (445)            (91)
                                               ------------    ------------    ------------    ------------
      Nonoperating income (expense), net             (2,162)         (1,545)         (1,211)           (720)
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                    (5,936)         (4,773)          1,849             224

PREFERRED STOCK DIVIDENDS                             1,614            --               807            --
                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK   $     (7,550)   $     (4,773)   $      1,042    $        224
                                               ============    ============    ============    ============
INCOME (LOSS) PER COMMON SHARE AND POTENTIAL
   COMMON SHARE:
   Basic                                       $      (0.71)   $      (0.46)   $       0.10    $       0.02
                                               ============    ============    ============    ============
   Diluted                                     $      (0.71)   $      (0.46)   $       0.10    $       0.02
                                               ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES AND POTENTIAL
   COMMON SHARES OUTSTANDING:
   Basic                                         10,611,431      10,409,315      10,662,191      10,447,698
                                               ============    ============    ============    ============
   Diluted                                       10,611,431      10,409,315      10,963,673      10,767,081
                                               ============    ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 Reno Air, Inc.
                            Statements of Cash Flows
                     Six Months ended June 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                              Six-month Periods Ended
                                                                     June 30,
                                                              -----------------------
                                                                1998           1997
                                                                ----           ----
OPERATING ACTIVITIES
Net loss                                                      $ (5,936)      $ (4,773)
Adjustments to reconcile net loss to net cash provided by
(used) in operating activities:
   Depreciation and amortization                                 3,839          4,701
   Common stock issued under the 401(k) plan                       162            261
   Amortization of deferred lease credits                         (570)        (1,324)
   Other                                                           753            225
Changes in operating assets and liabilities:
   Accounts receivable                                          (8,184)       (15,658)
   Inventories and operating supplies                             (305)          (586)
   Prepaid expenses and other current assets                     6,435         (4,113)
   Restricted cash                                                 650            455
   Deposits and other noncurrent assets                         (1,971)        (2,147)
   Accounts payable                                                130          3,652
   Accrued liabilities                                          (4,135)        (2,327)
   Air traffic liability                                         9,285         11,695
   Noncurrent liabilities                                        4,044          5,356
                                                              --------       --------
      Net cash provided by (used) in operating activities        4,197         (4,583)

INVESTING ACTIVITIES:
   Sales (purchases) of short-term investments                    (839)           939
   Purchases of property and equipment                          (7,039)        (4,257)
                                                              --------       --------
       Net cash used in investing activities                    (7,878)        (3,318)
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants          1,013            517
   Proceeds from issuance of notes payable                        --            3,003
   Payments of preferred stock dividends                        (1,614)          --
   Repayments of long-term debt                                 (3,965)        (2,365)
                                                              --------       --------
      Net cash provided by (used) in financing activities       (4,566)         1,155
                                                              --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS                           (8,247)        (6,746)
CASH AND CASH EQUIVALENTS at beginning of  period               29,058         16,221
                                                              --------       --------
CASH AND CASH EQUIVALENTS at end of period                    $ 20,811       $  9,475
                                                              ========       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 RENO AIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and other adjustments as discussed below) considered necessary for a fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 1998, are not necessarily indicative of the results that will be realized for all of 1998. For further information, refer to the financial statements and notes thereto contained in the Company's Annual report on Form 10-K for the year ended December 31, 1997.

Note B - Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

Note C - Per Share Data

In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). The earnings (loss) per common share for the three-month and six-month periods ended June 30, 1997, have been restated to conform to the reporting requirements of SFAS 128.

For the three-month and six-month periods ended June 30, 1998 and 1997, other common shares of 8,285,982 and 4,049,248 shares, and 9,892,662 and 4,932,279 shares, respectively, issuable under potentially dilutive securities are not included in the computation of diluted earnings (loss) per share because their exercise prices were greater than the average market prices for the Company's common stock during those periods (with respect to outstanding stock options and warrants), or were otherwise anti-dilutive.

Note D - Change in Estimate

In the first quarter of 1998, the Company changed its estimate of the depreciable lives of its owned and Stage III compliant aircraft to approximately 25 years from their original dates of manufacture, and further applied this change to its owned spare engines and aircraft components. This change in depreciable lives is considered to be more representative of the estimated useful lives for this type of flight equipment than the shorter depreciable lives used previously by the Company. The result of this change was to decrease depreciation expense in the first and second quarters of 1998 by approximately $1.2 million per quarter. It is estimated that the change will subsequently reduce depreciation expense by approximately $1.2 million in each of the remaining quarters of 1998.

Note E - Restructuring Charges

Restructuring charges consist of the following amounts (in thousands):

                                               Three-month      Three-month
                                              period ended      period ended
                                              June 30, 1998    March 31, 1998     Total
                                              -------------    --------------     -----
Provision for employee severance                 $  336            $1,055        $1,391
Write-off of assets and other expenses
   related to station and facility closures         170               288           458
Other                                               219               144           363
                                                 ------            ------        ------
                                                 $  725            $1,487        $2,212
                                                 ======            ======        ======

The restructuring charges arose from schedule changes related to under-performing routes, a decrease in the Company's workforce, reduction of the size of its operating fleet and the implementation of other cost saving measures.

Note F - Commitments, Contingencies and Subsequent Events

In May 1998, the Company entered into an agreement for the sale of two McDonnell Douglas MD-80 aircraft with a US based air carrier. These aircraft were acquired by the Company in the first quarter of 1998 pursuant to a conditional sale contract arrangement with an affiliate of the aircraft manufacturer. Neither of these aircraft were operated by the Company in revenue service. In July 1998, one of these aircraft was simultaneously purchased by the Company pursuant to the conditional sale and resold to the third party. The second aircraft is expected to be sold to the third party on or about September 30, 1998.

In December 1997 and January 1998, the Company entered into agreements to purchase 14 million gallons of jet fuel, of which approximately 5.8 million gallons were remaining for delivery at June 30, 1998 at an average cost of 56.1 cents per gallon, including shipping charges and federal taxes. In the second quarter of 1998, the Company entered into other similar agreements to purchase
10.3 million gallons of jet fuel at an average cost of 43.1 cents per gallon, inclusive of shipping charges and federal taxes. Management believes these advance purchase agreements will provide approximately 33 percent of the Company's estimated fuel requirements for the remainder of 1998. The Company is currently under contract for most of its remaining fuel requirements for the balance of the 1998 fiscal year at formula based market rates. Management is presently evaluating the possibility of fixing current formula based contract rates for its remaining 1998 fuel requirements and purchasing a portion of its 1999 fuel requirements.

In July 1998, the Company and PRA Solutions, L.L.C., an affiliate of Andersen Worldwide Consulting, entered into a three-year agreement pursuant to which PRA Solutions will provide systems for substantially all of the Company's revenue accounting function.

In August 1998, the Company and Express Vacations L.L.C. of Reno, Nevada, entered into a three-year agreement pursuant to which Express Vacations will manage QQuick Escapes(R), the Company's in-house tour product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to revenues and low profit margins. Slight changes in fare levels or load factors can have a substantial impact on the Company's revenues. Approximately one-half of the Company's passengers purchase tickets within the two-week period preceding the date of travel. Accordingly, changes in the Company's competitive environment (for instance, changes in fares and/or services offered by its competitors, many of which are much larger and have substantially greater resources than the Company), can have an immediate and significant financial impact on the Company. The Company's business is also highly sensitive to general economic conditions and any reduction in airline passenger traffic (whether general or specific to the Company) may materially and adversely affect the Company's financial position.

This quarterly and six-month report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described in Item 1, "Cautionary Statements," in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed results.

During the first six months of 1998, the Company's senior management team was entirely reorganized resulting in eleven former officers of the Company being replaced with six new executive officers, each of whom has significant airline industry experience. In February 1998 Joseph R. O'Gorman, a seasoned executive with 32 years of airline industry experience at airlines including United Airlines, USAir, Air Cal, Frontier Airlines, and Aloha Airlines, was appointed Chairman, Chief Executive Officer and President of the Company. Under the
direction of Mr. O'Gorman's management team, the Company commenced a restructuring program which refocused the Company's operations in its primary and core markets in the western portion of the United States. The strategic initiatives included the closure of six stations, reallocation of the Company's aircraft capacity to more profitable markets, an approximate 15 percent reduction in the Company's workforce, reduction of the operating fleet to 28 aircraft (at June 30, 1998), and the outsourcing of the revenue accounting and tour operator functions. As a result of these initiatives, the Company incurred restructuring charges of $2.2 million in the six-month period ended June 30, 1998.

In the second quarter of 1998, the Company renewed its marketing agreement with American Airlines, Inc. relating to Reno Air's distribution of the American AAdvantage(R) frequent flyer miles on certain flights. Under the revised terms of the agreement, the agreement shall continue indefinitely, but may be terminated by either party upon seven months notice to the other. The Company believes that it is highly beneficial for it to enter into new or to continue and expand the scope of existing strategic alliances or code-sharing agreements with domestic and international airlines. There can be no assurance that the Company will be successful in the implementation of additional code-sharing and alliance agreements.

The Company has begun a comprehensive year 2000 compliance program designed to ensure that its computer systems and applications will properly manage calendar dates beyond the year 1999. The Company believes that it has allocated adequate resources for this purpose and expects that its own year 2000 conversion program will be completed on a timely basis. While there can be no assurance that the systems of outside parties upon which the Company relies will be successfully converted on a timely basis, the Company is working with its vendors to identify potential problems. Accordingly, a failure by either the Company or one or more of such outside parties to convert their systems may have a material adverse impact on the Company's operations and financial position.

In July 1998, the Company and PRA Solutions, L.L.C., an affiliate of Andersen Worldwide Consulting, entered into a three-year agreement pursuant to which PRA Solutions will provide systems for much of the Company's revenue accounting function, commencing in the fourth quarter of 1998.

In August 1998, the Company and Express Vacations L.L.C. of Reno, Nevada entered into a three-year agreement pursuant to which Express Vacations will manage QQuick Escapes(R), the Company's in-house tour product.

By outsourcing of the revenue accounting and tour operation functions presently managed by the Company, and as described in the two immediately preceeding paragraphs, the Company expects to achieve revenue enhancement and permit management to refocus its efforts on its core competencies in operating the airline.

In May 1998, the Company entered into an agreement for the sale of two McDonnell Douglas MD-80 aircraft with a US based air carrier. These aircraft were acquired by the Company in the first quarter of 1998 pursuant to a conditional sale contract arrangement with an affiliate of the aircraft manufacturer. Neither of these aircraft were operated by the Company in revenue service. In July 1998, one of these aircraft was simultaneously purchased by the Company pursuant to the conditional sale agreement and resold to the third party. The second aircraft is expected to be sold on or about September 30, 1998.

In the first six months of 1998, the Company returned three leased aircraft to the lessor thereof, and returned a fourth leased aircraft in July 1998. The Company expects to return two additional leased aircraft to the lessor in late 1998. All aircraft returns were effected or are to be effected upon expiration of the related leases.

The management team is jointly focused on increasing unit revenue and reducing unit costs by among other things, working more effectively with fewer workers, technological enhancements of Company systems, more efficient utilization of aircraft and crews and by operating in more profitable markets. The Company is also seeking to increase its percentage of business travelers, who typically pay higher fares, by enhancing on-time performance, aircraft cleanliness, improving reservations service and by providing a convenient schedule into markets served.

In April 1997, the Company's flight attendants became represented by the International Brotherhood of Teamsters ("IBT") and in September 1997, the Company's pilots became represented by the Airline Pilots Association ("ALPA"). The Company is negotiating a contract with the IBT and anticipates commencing contract talks with ALPA in the near future. Management cannot predict when any contracts might be entered into, or the extent to which such contracts will contain terms different from the Company's current work and pay rules. Unionization of the Company's employees will restrict the Company's flexibility in dealing with such employees, and could result in a material increase in its labor costs. None of the Company's other employees are represented by a union.

                          Selected Operating Statistics

                                                           Six-month period    Percent   Three-month period   Percent
                                                            ended June 30,     change      ended June 30,     change
                                                            --------------     ------      --------------     ------
                                                           1998        1997               1998        1997
                                                           ----        ----               ----        ----
Revenue passengers (1)                                  2,677,992   2,677,818     --   1,340,100   1,404,943   (4.6)
Revenue passenger miles (RPMs - thousands) (2)          1,555,520   1,525,126    2.0     784,660     802,508   (2.2)
Available seat miles (ASMs - thousands) (3)             2,366,294   2,278,595    3.8   1,174,028   1,161,784    1.1
Passenger load factor (percent) (4)                         65.74       66.93   (1.8)      66.83       69.08   (3.3)
Breakeven load factor (percent) (5)                         68.45       68.75   (0.4)      66.09       68.91   (4.1)
Revenue per revenue passenger mile ("yield" - cents) (6)    11.77       11.52    2.2       12.00       11.40    5.3
Passenger revenue per ASM (cents)                            7.74        7.71    0.4        8.02        7.87    1.9
Total operating unit revenue per ASM (cents)                 8.14        8.21   (0.9)       8.41        8.39    0.2
Unit operating cost per ASM (cents)                          8.30        8.35   (0.6)       8.15        8.30   (1.8)
Aircraft in service at end of period                           28          30   (6.7)         28          30   (6.7)
Average passenger journey (miles)                             581         570    1.9         586         571    2.6
Average aircraft stage length (miles)                         522         515    1.4         524         513    2.1
Average cost of fuel per gallon (cents) (7)                  64.4        82.0  (21.5)       61.3        71.2  (13.9)
Full time equivalent  employees at end of period            1,942       2,223   (8.5)      1,942       2,223   (8.5)
Average daily aircraft utilization (revenue block hours)    10.14        9.79    3.6        9.90        9.57    3.4
Block hours (revenue)                                      52,310      51,042    2.5      25,503      26,111   (2.3)

(1)  The number of trip segments flown by fare-paying passengers.
(2)  The number of miles flown by fare-paying passengers.
(3) The aircraft miles flown on each flight segment multiplied by the number of seats available for revenue on those segments.
(4)  RPMs divided by ASMs.
(5) The passenger load factor that would have resulted in the Company breaking even on a net income basis during the period, assuming yield and operating costs remain constant. The breakeven load factors for the three and six-month periods ended June 30, 1998 include dividends declared and paid on the Company's Series A Preferred Stock and restructuring charges of $.73 million and $2.2 million, respectively. Not including the preferred stock dividends and restructuring charges, the respective breakeven load factors for the three and six-month periods ended June 30, 1998 are 65.0 percent and 67.1 percent.
(6)  Passenger revenues divided by RPMs.
(7) Jet fuel price per gallon, excluding into-plane and similar service charges.

The following table sets forth the components of the Company's operating expenses expressed as unit cost per available seat mile for the three-month and six-month periods ended June 30, 1998 and 1997.

                                             Unit Cost per Available Seat Mile
                                                          (cents)

                                           Six-month period   Three-month period
                                            ended June 30,      ended June 30,
                                           ----------------   ------------------

                                            1998      1997      1998      1997
                                            ----      ----      ----      ----
Salaries, wages and benefits                1.48      1.41      1.45      1.45
Aircraft fuel and oil                       1.19      1.50      1.13      1.39
Aircraft leases                             1.47      1.50      1.47      1.51
Aircraft maintenance                        0.91      0.69      0.88      0.69
Handling, landing and airport fees          0.87      0.84      0.84      0.84
Advertising, marketing and sales            0.57      0.66      0.59      0.65
Commissions                                 0.38      0.44      0.42      0.44
Facility leases                             0.32      0.29      0.31      0.30
Insurance                                   0.12      0.14      0.12      0.12
Communications                              0.13      0.12      0.12      0.12
Depreciation                                0.16      0.21      0.17      0.21
Restructuring charges                       0.09      --        0.06      --
Other                                       0.61      0.55      0.59      0.58
                                            ----      ----      ----      ----
Total unit cost per available seat mile     8.30      8.35      8.15      8.30
                                            ====      ====      ====      ====

                              Results of Operations

Reno Air realized net income of $1.8 million before preferred stock dividends but including restructuring charges of $725 thousand for the three-month period ended June 30, 1998. Net income applicable to common stock for the quarter ended June 30, 1998 was $1.04 million, or $0.10 per common share (on both a basic and diluted basis). The Company incurred a net loss applicable to common stock of $7.6 million for the six-month period ended June 30, 1998, after restructuring charges of $2.2 million and preferred stock dividends of $1.6 million. For the same three-month and six-month periods of 1997, the Company realized net income
(loss) applicable to common stock of $224 thousand and ($4.8) million, respectively. There was no preferred stock outstanding during the comparable six-month period of 1997.

The improvement in results of operations for the second quarter of 1998 compared to the 1997 quarter is attributable to a $1.4 million increase in 1998 operating revenues to $98.8 million and a $.8 million decrease in operating expenses to $95.7 million.

The results of operations for the six-month periods ended June 30, 1998 and 1997 were adversely affected by poor operating results in the respective first quarters of 1998 and 1997, caused in part by unusually harsh weather conditions in 1998 resulting in higher than normal flight cancellations and delays in many of the Company's key west coast markets.

Operating revenues

Operating revenues for the three and six-month periods of 1998 increased by $1.4 million and $5.5 million, respectively, from the comparable 1997 periods. These increases were due in part to higher yields on passenger revenues of 12.0 cents for the 1998 quarter compared to 11.4 cents in the 1997 quarter, and 11.8 cents for the six-month period ended June 30, 1998 compared to 11.5 cents for the comparable 1997 period. For the quarter ended June 30, 1998, RPMs decreased by
2.2 percent to 785 million compared to 803 million RPMs in the second quarter of 1997 as a result of the increase in yield and unit revenue.

Unit revenues per available seat mile ("unit revenue") increased in the second quarter of 1998 to 8.41 cents from 8.39 cents in the second quarter of 1997 due primarily to an increase in yield as a result of reallocation of the Company's aircraft to more profitable markets. The second quarter of 1998 includes a $1.9 million benefit resulting from adjustments to estimated ticket breakage on earned passenger revenues.

Despite the $5.5 million increase in operating revenues for the six-month period ended June 30, 1998, unit revenue for the 1998 period decreased to 8.14 cents from 8.21 cents for the comparable 1997 period. This decrease in unit revenue is attributable to a significant increase in track charter operations at lower yields. The Company is in the process of eliminating track charter operations and expects to cease all track charter operations by the fall of 1998.

Operating expenses

Operating  expenses for the three-month  period ended June 30, 1998 decreased by
0.8 percent to $95.7 million from the comparable 1997 quarter which produced a unit cost per available seat mile of 8.15 cents including restructuring charges of $725,000 incurred in the 1998 quarter. Unit cost for the quarter ended June 30, 1998 was 8.09 cents excluding the restructuring charges and represents a 2.5 percent improvement over unit cost for the second quarter of 1997.

Operating expenses for the six-month period ended June 30, 1998 increased by 3.2 percent to $196.4 million over the comparable 1997 period. The increase in operating expenses included $2.2 million attributable to restructuring charges incurred in the period and resulted in a unit cost of 8.30 cents compared to
8.35 cents for the six-month period ended June 30, 1997. The improvement in 1998 unit cost is attributable to a 3.8 percent increase in ASM's to 2.4 billion for the 1998 period and management's efforts to control costs. Before restructuring charges, the unit cost for the six-month period ended June 30, 1998 is 8.21 cents, or 1.7 percent less than the comparable unit cost for the 1997 period.

Salaries, wages and benefits expense increased by 1.1 percent and 9.2 percent, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods. These increases are attributable primarily to a greater average number of employees for the 1998 periods. A restructuring program initiated by the Company in the first quarter of 1998 is expected to result in a reduction of the total number of employees.

Aircraft fuel and oil expense decreased by 17.6 percent and 17.8, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods. The improvements were due primarily to a 9.9 cents per gallon decrease in the average costs per gallon of fuel to 61.3 cents for the second quarter of 1998 compared to the 1997 quarter and a 17.6 cent decrease to 64.4cents for the first six months of 1998 as compared to the 1997 period.

Aircraft lease expense remained essentially unchanged for the three and six-month periods ended June 30, 1998, compared to the respective 1997 periods. In the first quarter of 1998, the Company added two MD-90 aircraft at higher monthly lease rates than other leased aircraft, but such increased rents were offset by the return of three leased MD-80 aircraft during the first six months of 1998. The Company also leased spare aircraft engines on a short-term basis in the second quarter of 1997.

Aircraft maintenance expense increased by 27.4 percent and 37.8 percent, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods, despite the fact that in the second quarter of 1997 the Company incurred an unusually high number of unscheduled engine removals. The 1998 increases are primarily attributable to a significant increase in the accrual rates for scheduled engine overhauls and increased fleet utilization.

Handling, landing and airport fees expense increased by 0.6 percent and 6.9 percent, respectively, for the three and six-month periods ended June 30, 1998, compared to the respective 1997 periods. The 1998 increases in expense were caused by higher associated costs for outside services and the operation of substantially more track charter flights in the six-month 1998 period than in the 1997 period.

Advertising, marketing and sales expense decreased by 8.5 percent and 10.1 percent, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods, and were due primarily to decreases in the Company's expenditures for advertising and promotional items.

Commissions expense decreased by 2.0 percent and 9.6 percent, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods. The decrease was due to reduced scheduled passenger revenues for the 1998 periods, and the October 1997 reduction in the Company's standard travel agency commission rate to eight percent from ten percent.

Facility leases expense increased by 5.1 percent and 16.5 percent, respectively, for the three and six-month periods ended June 30, 1998, over the comparable 1997 periods. These increases were attributable primarily to significant rent increases for airport space in Reno and Las Vegas, Nevada, and Los Angeles, California.

Insurance expense increased by 4.5 percent for the second quarter of 1998 and decreased by 11.2 percent for the six-month period ended June 30, 1998, compared to the respective 1997 periods. Such changes were caused by varying premium rates for aircraft hull damage and passenger liability insurance, the insured hull values of the Company's aircraft and the number of revenue passenger miles flown.

Communications expense decreased by 7.5 percent for the second quarter of 1998, and increased by 10.6 percent for the six-month period ended June 30, 1998 from the comparable 1997 periods. The increase for the six-month period of 1998 is attributable to communications problems the Company encountered upon conversion to a new computer reservations system which resulted in longer customer service calls and hold times.

Depreciation expense decreased by 20.7 percent and 18.3 percent, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods. The overall net decrease in depreciation expense is due to the change in estimate of depreciable lives of flight equipment.

Other operating expense increased by 4.3 percent and 10.1 percent, respectively, for the three and six-month periods ended June 30, 1998, from the comparable 1997 periods. Such 1998 period-over-period increases are attributable primarily to significant increases for professional and technical services, property and sales taxes and costs incurred by the Company for lost and damaged passenger baggage.

Nonoperating income and expense

Nonoperating income and expense increased for both the three and six-month periods ended June 30, 1998, compared to the comparable 1997 periods and is primarily attributable to increases in interest expense related to higher levels of debt outstanding during the 1998 periods.

Liquidity and capital resources

At June 30, 1998, Reno Air had available cash and cash equivalents and short-term investments of $21.8 million compared to $29.2 million at December 31, 1997. For the six-month period ended June 30, 1998, net cash provided by operating activities was $4.2 million, compared to cash used in operating activities of $4.6 million for the same period in 1997. For the 1998 period, net cash used by financing and investing activities was $4.6 million and $7.9 million, respectively, principally for the purchases of property and equipment, repayment of long-term debt and dividends on preferred stock.

At June 30, 1998, the Company's fleet consisted of 32 McDonnell Douglas MD-80 and 90 series aircraft, 27 of which were leased. Three MD-80 aircraft were available for sale and were not being used in Company operations. One of the three aircraft held for sale is leased to a third party under a month-to-month operating lease. Remaining lease terms for the Company's leased aircraft range from less than one year to approximately 17.5 years. In the first six months of 1998, the Company acquired two MD-90 aircraft under long-term leases and two MD-80 aircraft under a conditional sale agreement. During that same period the Company returned three leased MD-80 series aircraft and returned a fourth MD-80 aircraft in July 1998. The Company also plans to return two additional MD-80 series aircraft in 1998 upon expiration of the subject leases. In May 1998, the Company entered into an agreement with a third party involving the sale of two MD-80 aircraft. One of these aircraft was sold in July 1998, and the other aircraft is expected to be sold in September 1998. The Company also leases three spare aircraft engines.

The Company is in discussions regarding the potential acquisition by the Company of a spare aircraft engine for its fleet of MD-90 aircraft.

In February 1998, the Company's line of credit with a bank was terminated by the mutual agreement of the bank and the Company. Currently the Company has no existing lines of credit but is evaluating replacement facilities with other financial institutions. Management believes that the Company's current cash position, together with expected cash flows generated from improved operational results and the anticipated proceeds from the sales of certain of its aircraft, will be sufficient to meet the Company's recurring financial obligations and capital requirements for the next twelve months. Nevertheless, being capital intensive and highly leveraged, the Company's financial results are very sensitive to many factors, including the price of fuel, the actions of competing airlines and overall general and regional economic conditions, any of which can materially and adversely affect the Company's liquidity and cash flows. The Company may also seek to raise additional capital through the sale of equity or debt securities and possibly from the sale of property and equipment. There are no assurances, however, that the Company will be able to raise additional capital under commercially effective terms.

The Company has not previously been required to pay maintenance reserves on eight aircraft leased from an affiliate of Boeing. Unless waivers of certain financial covenants are obtained or an alternate commercial arrangement is reached with Boeing, the Company will be required to commence paying maintenance reserves or pledging collateral on these eight leased aircraft in an amount aggregating approximately $800,000 per month, retroactive to April 1, 1998. The Company is maintaining ongoing negotiations with Boeing and believes there is a substantial likelihood that the Company will obtain a waiver of the requirement to pay maintenance reserves.

                            PART II OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEDURES

None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

11 Statement Re: Computation of Income (Loss) Per Share for the three-month and six-month periods ended June 30, 1998 and 1997

27   Financial Data Schedule

B.   REPORTS ON FORM 8-K

None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   Reno Air, Inc.


Date:  August 14, 1998             By:  /s/ W. Stephen Jackson
       ---------------                ------------------------------------------
                                        W. Stephen Jackson
                                        Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Accounting Officer)
                                       14