Form 10-Q
period 1998-09-30
RENO AIR INC/NV/
filed 1998-11-16
CIK 884264

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION

                                           WASHINGTON, DC 20549

                                                FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 OF THE SECURITIES
                                           EXCHANGE ACT OF 1934

                          For the Quarterly Period Ended September 30, 1998

                                    Commission File Number: 0-20360

                                              RENO AIR, INC.
                        (Exact name of registrant as specified in its charter)


                   Nevada                               88-0259913
        (State or other jurisdiction of     (IRS Employer Identification Number)
        incorporation or organization)


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

     Yes   X                  No
         -----                   -----
     The Registrant had 10,845,970 shares of $0.01 par value common stock outstanding at October 31, 1998.

                                               RENO AIR, INC.

                                                    INDEX






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1998 and December 31, 1997             4

         Statements of Operations -
         Three-month and Nine-month Periods Ended September 30, 1998 and 1997  5

         Statements of Cash Flows -
         Nine-month Periods Ended September 30, 1998 and 1997                  6

         Notes to Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            19

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                    19

                                                             Reno Air, Inc.
                                                             Balance Sheets
                                              at September 30, 1998 and December 31, 1997
                                                  (in thousands, except for share data)
                                                       September 30,           December 31,
                                                          1998                     1997
                                                       -------------           ------------
                                                       (unaudited)              (audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $   28,207               $   29,058
   Short-term investments                                   1,175                      129
   Accounts receivable, net                                23,665                   24,808
   Inventories and operating supplies                       3,843                    2,983
   Prepaid expenses and other                              26,120                   29,700
                                                        ---------                ---------
     Total current assets                                  83,010                   86,678

PROPERTY AND EQUIPMENT:
   Flight equipment                                        71,370                   85,993
   Ground property and equipment                           18,392                   15,870
                                                        ---------                ---------
                                                           89,762                  101,863
   Less-Accumulated depreciation                          (23,703)                 (21,399)
                                                        ---------                ---------
     Property and equipment, net                           66,059                   80,464

RESTRICTED CASH AND INVESTMENTS                             3,922                    5,122

DEPOSITS AND OTHER NONCURRENT ASSETS                       23,954                   21,145
                                                       ----------               ----------
                                                       $  176,945               $  193,409
                                                       ==========               ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $   15,508              $    19,611
   Accrued liabilities                                     16,849                   25,894
   Air traffic liability                                   29,291                   27,025
   Current maturities of long-term debt                     5,658                    7,867
                                                       ----------              -----------
     Total current liabilities                             67,306                   80,397

LONG-TERM DEBT                                             50,520                   62,584

OTHER NONCURRENT LIABILITIES                               17,918                   15,704

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Series A Cumulative Convertible Exchangeable
     Preferred Stock;  $.001 par value: 10,000,000
     shares authorized; Issued and outstanding
     1,436,000 shares at September 30, 1998 and
     December 31, 1997 ($25.00 per share liquidation
     preference )                                                1                       1
   Common stock, $.01 par value: 30,000,000
     shares authorized; Issued and outstanding
     10,843,470 shares at September 30, 1998
     and 10,542,075 shares at December 31, 1997                108                     105
   Additional paid-in capital                               65,971                  66,825
   Accumulated deficit                                     (24,879)                (32,207)
                                                        ----------              ----------
      Total shareholders' equity                            41,201                  34,724
                                                        ----------              ----------
                                                        $  176,945              $  193,409
                                                        ==========              ==========

                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                            Reno Air, Inc.
                                                       Statements of Operations
                                              For the Three-Month and Nine-Month Periods
                                                   Ended September 30, 1998 and 1997
                                                 (in thousands, except for share data)
                                                                (unaudited)
                                                     Three-month periods ended      Nine-month periods ended
                                                          September 30,                   September 30,
                                                     --------------------------     ------------------------
                                                           1998           1997           1998          1997
                                                           ----           ----           ----          ----

OPERATING REVENUES
  Passenger                                          $    95,808     $    99,583   $   278,899    $   275,346
  Other                                                    5,250           5,759        14,768         17,408
                                                     -----------     -----------   -----------    -----------
     Total operating revenues                            101,058         105,342       293,667        292,754

OPERATING EXPENSES:
  Salaries, wages and benefits                            16,269          17,943        51,400         50,129
  Aircraft fuel and oil                                   13,465          17,603        41,717         51,844
  Aircraft leases                                         17,308          18,023        52,194         52,139
  Aircraft maintenance                                     8,382           9,094        29,856         24,742
  Handling, landing and airport fees                       9,399          10,306        29,889         29,473
  Advertising, marketing and sales                         7,009           6,900        20,565         21,974
  Commissions                                              4,924           5,619        13,931         15,582
  Facility leases                                          3,558           3,664        11,237         10,254
  Insurance                                                  585           1,497         3,446          4,720
  Communications                                           1,035           1,358         4,066          4,099
  Depreciation                                             1,589           2,610         5,428          7,312
  Restructuring charges                                        -               -         2,212              -
  Other                                                    6,249           6,275        20,215         19,164
                                                     -----------     -----------   -----------     ----------
     Total operating expenses                             89,772         100,892       286,156        291,432
                                                     -----------     -----------   -----------     ----------
OPERATING INCOME                                          11,286           4,450         7,511          1,322

NONOPERATING INCOME (EXPENSE):
  Interest expense                                        (1,425)         (1,210)       (4,401)        (3,530)
  Interest income                                            589             532         2,129          1,558
  Gains from sales of property & equipment                 3,064           1,279         3,064          1,279
  Other, net                                                (249)           (254)         (975)          (605)
                                                     -----------     -----------   -----------    -----------
     Total nonoperating income (expense), net              1,979             347          (183)        (1,298)
                                                     -----------     -----------   -----------    -----------
INCOME BEFORE INCOME TAXES                                13,265           4,797         7,328             24
     Income tax expense (benefit)                              -               -             -              -
                                                     -----------     -----------   -----------    -----------
NET INCOME                                                13,265           4,797         7,328             24
     Preferred Stock Dividends                               807               -         2,421              -
                                                     -----------     -----------   -----------    -----------
NET INCOME APPLICABLE TO COMMON SHARES               $    12,458     $     4,797   $     4,907    $        24
                                                     ===========     ===========   ===========    ===========

NET INCOME PER COMMON SHARE - BASIC                  $      1.15     $      0.46   $      0.46    $         -
                                                     ===========     ===========   ===========    ===========
NET INCOME PER COMMON SHARE - DILUTED                $      0.78     $      0.39   $      0.45    $         -
                                                     ===========     ===========   ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC      10,800,630      10,529,476    10,676,166     10,450,480
                                                     ===========     ===========   ===========    ===========
WEIGHTED AVERAGE COMMON AND POTENTIAL COMMON
SHARES OUTSTANDING-DILUTED                            17,929,940      13,765,123    10,863,863     10,779,612
                                                     ===========     ===========   ===========    ===========


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                            Reno Air, Inc.
                                                       Statements of Cash Flows
                                     For the Nine-month Periods ended September 30, 1998 and 1997
                                                          (in thousands)
                                                                                Nine-month period ended
                                                                                     September 30,
                                                                                -----------------------
                                                                                  1998           1997
                                                                                  ----           ----
                                                                                      (unaudited)
OPERATING ACTIVITIES:
Net income                                                                      $   7,328     $       24
Adjustments to reconcile net income to net cash provided by (used)
in operating activities:
   Depreciation and amortization                                                    5,428          7,312
   Amortization of deferred lease credits                                            (855)        (1,714)
   Gains on sales of property and equipment                                        (3,064)        (1,279)
   Other                                                                              359            623
Changes in operating assets and liabilities:
   Accounts receivable                                                                205        (11,487)
   Inventories and operating supplies                                                 (60)        (1,230)
   Prepaid expenses and other current assets                                        3,580         (7,480)
   Restricted cash                                                                  1,113          1,493
   Deposits and other noncurrent assets                                            (3,282)        (3,603)
   Accounts payable                                                                (4,103)         1,687
   Accrued liabilities                                                             (8,333)           665
   Air traffic liability                                                            2,266         10,084
   Noncurrent liabilities                                                           3,069          1,093
                                                                                ---------      ---------
     Net cash provided by (used) in operating activities                            3,651         (3,812)

INVESTING ACTIVITIES:
   Sales (purchases) of short-term investments, net                                (1,046)           817
   Proceeds from sales of property and equipment                                   44,600          2,750
   Purchases of property and equipment                                            (32,659)       (24,526)
                                                                                 ---------      ---------
     Net cash provided by (used) in investing activities                           10,895        (20,959)

FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                          1,297            616
   Proceeds from issuance of notes payable                                              -         18,917
   Payments of preferred stock dividends                                           (2,421)             -
   Repayments of long-term debt                                                   (14,273)        (5,078)
                                                                                ---------      ---------
     Net cash provided by (used) in financing activities                          (15,397)        14,455
                                                                                ---------      ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (851)       (10,316)

CASH AND CASH EQUIVALENTS at beginning of  period                                  29,058         16,221
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS at end of period                                      $  28,207      $   5,905
                                                                                =========      =========



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 RENO AIR, INC.
                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring and other adjustments as discussed below) considered necessary for a fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 1998, are not necessarily indicative of the results that will be realized for all of 1998. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note B - Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

Note C - Per Share Data

For the three-month and nine-month periods ended September 30, 1998, 2,088,594 and 8,995,442 shares, respectively, issuable under potentially dilutive securities are not included in the computation of diluted earnings per share because stock option and warrant exercise prices were greater than the average market prices for the Company's common stock during those periods, or were otherwise anti-dilutive. Similarly, for the three-month and nine-month periods ended September 30, 1997, 685,423 and 3,711,226 shares, respectively, are not included in the computation of diluted earnings per share.

In 1997, the Company adopted Statement of Financial Accounting Standard No. 128,"Earnings per Share" ("SFAS 128"). The earnings per common share for the three-month and nine-month periods ended September 30, 1997, have been restated to conform to the reporting requirements of SFAS 128.

Note D - Stock Repurchase Program

In August 1998, the Company's Board of Directors authorized the Company's management to repurchase from time to time up to two million shares of its common stock. The repurchase may include the 9% convertible preferred stock or 9% convertible debentures, which shall be multiplied by their common stock conversion rates in order to determine compliance with the 2 million share maximum. The repurchases will be in either open market or private transactions. As of November 16, 1998, no shares or debentures have been repurchased under this program.

Note E - Change in Estimates

Based on the results of analytical studies and related consultations with the manufacturer of certain of its aircraft engines, rebidding engine maintenance contracts, additional inventory control procedures, reliability analyses and the appointment of on-site representatives to supervise engine overhaul work scope, the Company updated its estimate of its accrual rate for expenses associated with aircraft engine overhauls. The change in estimate resulted in an approximate $1.3 million reduction in aircraft maintenance expense in the third quarter of 1998. It is expected that this change in estimate will reduce aircraft maintenance expense by approximately $550 thousand in the fourth quarter of 1998.

In the first quarter of 1998, the Company changed its estimate of the depreciable lives of its owned and Stage III compliant aircraft to approximately 25 years from their original dates of manufacture, and further applied this change to its owned spare engines and aircraft components. This change in depreciable lives is considered to be more representative of the estimated useful lives for this type of flight equipment than the shorter depreciable lives previously used by the Company. The result of this change in estimate is expected to decrease depreciation expense in each quarter of 1998 by approximately $1.2 million.

Note F - Restructuring Charges

Restructuring charges consist of the following amounts (in thousands):

                                                Nine-month
                                               period ended
                                              Sept. 30, 1998
                                              ---------------

Provision for employee severance                  $1,391
Write-off of assets and other expenses
   related to station and facility closures          458
Other                                                363
                                                  ------
                                                  $2,212
                                                  ======

The restructuring charges arose from schedule changes related to under-performing routes, a decrease in the Company's workforce, reduction of the size of its operating fleet and the implementation of other cost saving measures. At September 30, 1998, the outstanding liabilities arising from the restructuring charges approximated $719 thousand, which the Company expects to discharge over the next twelve months.

Note G - Gains from Sales of Aircraft

In the third quarter of 1998, the Company realized net gains of approximately $3.1 million from the sale of three nonoperating aircraft. These gains are included in nonoperating income. The Company acquired two of these aircraft in the first quarter of 1998 under conditional sale contracts. The third aircraft was acquired in 1996 and was leased to another airline. The Company did not operate any of the three aircraft in passenger revenue service.

Note H - Income Taxes

At December 31, 1997, the Company had net operating loss carryforwards of approximately $31 million for Federal income tax purposes that expire during the years 2005 through 2012. Utilization of these carryforwards may be limited due to certain ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

Due to the availability of the aforementioned net operating loss carryforwards, the Company does not anticipate that it will have a material income tax liability for 1998. Accordingly, provision was not made for income tax expense for either the three-month nor nine-month periods ended September 30, 1998.

Note I - Commitments, Subsequent Events and Related Party Transactions

In the third quarter of 1998,  the Company  entered into  agreements to purchase
43.6 million gallons of jet fuel at an average cost of 52.35 cents per gallon, inclusive of transportation and federal taxes. These bulk purchases approximate 52 percent and 63 percent, respectively, of the Company's anticipated fuel requirement for the remainder of 1998 and the first six months of 1999. The Company has contracted to purchase the balance of its 1998 and 1999 fuel requirements under formula-based market rate agreements, and is evaluating further bulk fuel purchases to acquire 30 percent to 60 percent of its anticipated fuel requirement for the last half of 1999.

In July and November 1998, the Company returned two leased McDonnell Douglas MD-80 series aircraft to their lessors, and expects to return two additional leased MD-80 aircraft to their lessor, one each in December 1998 and January 1999. All of these returns were or are expected to be completed on the scheduled expiration of the subject leases. The Company has a letter of intent to sell a spare aircraft engine in December 1998, and has entered into letters of understanding regarding the extension of expiring leases for two other spare aircraft engines. If implemented, the extensions would be effective in the fourth quarter of 1998.

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

In September 1998, the Company and T. G. Shown Associates, Inc. of Laguna Hills, California (TGS), entered into a three-year profit-sharing arrangement by which TGS will manage the marketing, accounting and ground handling aspects of the Company's mail and cargo operations.

In November 1998, the Company entered into a one-year agreement to outsource the crew accommodations function to Corporate Lodging Consultants, Inc.

Through October 1998, the Company paid approximately $1.5 million for advertising and marketing services to Winkler Advertising of San Francisco, California. Agnieszka Winkler, a member of the Company's Board of Directors, is an executive officer of the advertising firm.

In the fourth quarter of 1998, the Company reintroduced service at Burbank, California with four daily flights to and from San Jose, California.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This quarterly and nine-month report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words or phrases. Such statements are based on current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described in Item 1, "Cautionary Statements," in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed results.

The Company's business is characterized, as is true for the airline industry generally, by high fixed costs relative to revenue and low profit margins. Slight changes in fare levels or load factors can have a substantial impact on the Company's revenues. Approximately one-half of the Company's passengers purchase tickets within the two-week period preceding the date of travel. Accordingly, changes in the Company's competitive environment (for instance, changes in fares and/or services offered by its competitors, many of which are much larger and have substantially greater resources than the Company) can have an immediate and significant negative financial impact on the Company. The Company's business is also highly sensitive to general economic conditions and any reduction in airline passenger traffic (whether general or specific to the Company) may materially and adversely affect the Company's financial position.

During the first six months of 1998, the Company's senior management team was reorganized resulting in eleven former officers of the Company being replaced with six new executive officers, each of whom has significant airline industry experience. In February 1998, Joseph R. O'Gorman, a seasoned executive with 32 years of airline industry experience at United Airlines, USAir, Air Cal, Frontier Airlines, and Aloha Airlines, was appointed Chairman, Chief Executive Officer and President of the Company. Under the direction of Mr. O'Gorman's management team, the Company commenced a restructuring program that refocused the Company's operations in its primary and core markets in the western region of the United States. The strategic initiatives included the closure of six stations, reallocation of the Company's aircraft capacity to more profitable markets, an approximate 15 percent reduction in the Company's workforce, reduction of the operating fleet (to 27 aircraft at September 30, 1998 and ultimately 25 aircraft by January 31, 1999), the outsourcing of the revenue accounting, tour operator, mail and cargo, and crew accommodation functions and the consolidation of it reservations functions at its Las Vegas, Nevada facility. As a result of these initiatives, the Company incurred restructuring charges of $2.2 million during the nine-month period ended September 30, 1998.

In the second quarter of 1998, the Company renewed its marketing agreement with American Airlines, Inc. relating to Reno Air's distribution of American Airlines AAdvantage(R) frequent flyer miles on Reno Air flights within the western region and to and from Chicago. The revised agreement shall continue indefinitely, but may be terminated by either party upon seven months notice to the other. In the third quarter, the Company renewed its leases with American Airlines relating to certain landing slots at John Wayne Airport in Orange County, California.

In September 1998, the Company and Midwest Express Holdings Inc. entered into a letter of intent regarding a code-sharing agreement, and in October 1998, the Company entered into a code-share agreement with Canadian Airlines International. The agreement with Midwest Express is expected to take effect in the first quarter of 1999 and generally will connect passengers from certain of Midwest Express' Midwestern destinations to certain of the Company's West Coast destinations. The marketing agreement with Canadian Airlines became effective in November 1998 and will allow for code-sharing on certain of the Company's and Canadian Airlines' flights between California, Nevada and British Columbia, Canada.

In November 1998, the Company notified Qantas Airways of its intent to terminate, as of January 1, 1999, a limited code-sharing agreement it has with Qantas for flights between San Francisco and Los Angeles. The Company is continuing to negotiate with Qantas and has negotiated with other international airlines regarding the possibility of code-sharing in West Coast gateway airports.

The Company believes that it is highly beneficial for it to enter into new or to continue and expand the scope of existing strategic alliances, code-sharing agreements, or business combinations, with domestic and international airlines. There can be no assurance that the Company will be successful in the implementation of additional code-sharing, alliance, or business combination arrangements. In the fourth quarter of 1998, the Company reintroduced service at Burbank, California with four daily flights to and from San Jose, California.

In an effort to streamline operations, the Company has entered into numerous outsourcing arrangements. In July 1998, the Company and PRA Solutions, L.L.C., an affiliate of Andersen Worldwide Consulting, entered into a three-year agreement pursuant to which PRA Solutions will provide systems for much of the Company's revenue accounting function commencing in the fourth quarter of 1998.

In August 1998, the Company and Express Vacations L.L.C. of Reno, Nevada, entered into a three-year agreement pursuant to which Express Vacations will manage QQuick Escapes(R), the Company's in-house tour product.

In September 1998, the Company and T. G. Shown Associates, Inc. of Laguna Hills, California (TGS) entered into a three-year profit-sharing arrangement by which TGS will manage the marketing, accounting and ground handling aspects of the Company's mail and cargo operation. In November 1998, the Company entered into a one-year agreement with Corporate Lodging Consultants, Inc. to outsource its crew accommodations function.

In October 1998, the Company announced that it will close its Reno, Nevada reservations facility in December 1998 and consolidate its reservations functions at its Las Vegas, Nevada facility. The Company anticipates that the consolidation will result in cost savings exceeding $1 million annually. The 135 Reno based employees affected by this closure have been offered other positions within the Company.

The outsourcing of the revenue accounting, tour operator, mail and cargo, and crew accommodations functions as discussed above, should permit the Company's management to concentrate its efforts on the Company's core operations.

In April 1997, the Company's flight attendants became represented by the International Brotherhood of Teamsters ("IBT"), and in September 1997, the Company's pilots became represented by the Air Line Pilots Association ("ALPA"). The Company, IBT and ALPA have commenced contract negotiations. Although the
Company  and  ALPA,   and  the  Company  and  IBT,   have  reached   preliminary
understandings on certain non-economic issues, management cannot predict when such negotiations might be finalized or the extent to which the resultant contracts will contain provisions significantly different than the Company's current work and pay policies. Organization of the Company's employees might restrict the Company's flexibility in dealing with such employees and could result in a material increase in its labor costs and decreases in productivity. None of the Company's other employees are represented by a union.

In the third quarter of 1998, the Company realized nonoperating gains of approximately $3.1 million from the sales of three aircraft, which aircraft were surplus to the Company's needs and had not been operated in passenger revenue service.

In the first nine months of 1998, the Company returned four leased aircraft to the lessor and returned a fifth leased aircraft in November 1998. The Company will return two additional leased aircraft to their lessor, one each in December 1998 and January 1999. All of these aircraft returns were or will be completed on the scheduled expiration of the subject leases.

The Company has a tentative agreement to sell a spare aircraft engine in December 1998, and has entered into letters of understanding regarding the extensions of leases for two other spare aircraft engines. If implemented, the extensions would be effective in the fourth quarter of 1998.

The Company's management team is jointly focused on increasing unit revenue and reducing unit costs by among other things, working more effectively with fewer employees, investing in technological enhancements of the Company's systems, more efficient utilization of aircraft and flight crews and by allocating capacity to more profitable markets. The Company is also seeking to increase its percentage of business travelers, who typically pay higher fares, by enhancing on-time performance, customer service, aircraft cleanliness, improving reservations service and by providing convenient schedules to the markets it serves.

Year 2000 Compliance

The Company's operations, like those of its competitors, are critically dependent upon computer technology, and certain of this technology is vulnerable to failure because of its inability to correctly recognize dates beyond the year 1999. The Company has undertaken a five-phase program (the "Year 2000 Program") to ensure that its computer systems and those systems of its significant vendors (as applicable, and including certain governmental agencies (e.g., the Federal Aviation Administration)) will be completely functional by the Year 2000. The Year 2000 Program is comprised of five phases which are: Planning/Awareness; Inventory; Assessment; Renovation; and Certification. The Planning/Awareness phase was completed in the first quarter of 1998, the purpose of which was to familiarize certain Company employees on the objectives of the Year 2000 Program and to train them to undertake an inventory of the Company's systems and those of its vendors. The Inventory phase was completed in August 1998, and it identified approximately 1,700 internal systems (comprised of hardware and software) and 25 vendor relationships ("systems") for which assessments were considered necessary. The Assessment phase was completed in October 1998, and based on the results of these analyses, the systems identified at the Inventory phase were classified as to their criticality to the Company's operations, whether or not they are Year 2000 compliant, to what extent corrective actions are required to ensure such compliance, and at what costs to the Company. The Renovation phase is underway and consists of modifying and/or replacing internal systems (some of which were previously designated for replacement) and of continually monitoring the actions of its vendors in order to ascertain that their systems will be Year 2000 compliant on a timely basis. It is currently estimated that the Renovation phase will be completed by the end of the first quarter of 1999. During the Certification phase, which is scheduled for completion in July 1999, the corrective actions undertaken by the Company, and those corrective actions of its vendors, will be documented and tested for reliability. Not including the costs associated with internal labor, the Company estimates that its costs to successfully complete its Year 2000 Program will be approximately $650 thousand, substantially all of which will be incurred in 1999 and will be funded by cash generated from operations. The Company is also developing contingency backup plans for its most critical systems, with emphases first on passenger safety and then business continuity. The costs of the Company's Year 2000 Program and the ability to meet the target dates for its completion, or, consequently to effectively implement a contingency backup plan, are based on management's best estimates and assumptions, including assumptions regarding those related plans of its vendors. However, there can be no assurance that these estimates and assumptions can be achieved, and the actual outcomes may differ materially from those anticipated. Accordingly, failure by the Company or possibly any of its vendors to successfully and timely implement a Year 2000 program may have a materially adverse affect on the Company's business, operating results and financial condition.

                                          Selected Operating Statistics

                                                              Three-month periods       Percent     Nine-month periods     Percent
                                                              ended September 30,        change     ended September 30,     change
                                                              -------------------       -------     -------------------    -------
                                                                1998         1997                    1998         1997
                                                                ----         ----                    ----         ----


Revenue passengers (1)                                      1,403,906    1,518,293       (7.5)   4,081,898      4,196,111    (2.7)
Revenue passenger miles (RPMs - thousands) (2)                814,069      876,278       (7.1)   2,369,589      2,401,404    (1.3)
Available seat miles (ASMs - thousands) (3)                 1,183,048    1,253,986       (5.7)   3,549,342      3,532,581     0.5
Passenger load factor (percent) (4)                             68.81        69.88       (1.5)       66.76          67.98    (1.8)
Breakeven load factor (percent) (5)                             59.86        66.51      (10.0)       65.59          67.97    (3.5)
Revenue per RPM ("yield" - cents) (6)                           11.77        11.36        3.6        11.77          11.47     2.6
Unit operating revenue per ASM (cents)                           8.54         8.40        1.7         8.27           8.29    (0.2)
Unit operating cost per ASM (cents)                              7.59         8.05       (5.7)        8.06           8.25    (2.3)
Aircraft in service at end of period                               27           30      (10.0)          27             30   (10.0)
Average passenger journey (miles)                                 580          577        0.5          581            572     1.6
Average aircraft stage length (miles)                             515          511        0.8          520            514     1.2
Average cost of fuel per gallon (cents) (7)                     57.38        69.23      (17.1)       60.82          74.54   (18.4)
Full time equivalent employees at end of period                 1,777        2,159      (17.7)       1,777          2,159   (17.7)
Average daily aircraft utilization (revenue block hours)        10.07         9.95        1.2        10.12           9.85     2.7
Block hours (revenue)                                          25,684       27,453       (6.4)      77,996         78,497    (0.6)

(1) The number of trip segments flown by fare-paying passengers.
(2) The number of miles flown by fare-paying passengers.
(3) The aircraft miles flown on each flight segment multiplied by  the number of seats available for revenue on those segments.
(4) RPMs divided by ASMs.
(5) The passenger load factor that would have resulted in  the Company breaking even on  a net income  basis during the period, assuming yield and operating costs remain constant.  The breakeven load factors for the three and nine-month periods ended
    September 30, 1998 include dividends declared and paid on the Company's Series A Preferred Stock of $0.81 million and $2.4 million, respectively.  Additionally, the breakeven load factor for such nine-month period  includes restructuring charges of  $2.2  million.  Not including  the preferred stock dividends and restructuring charges, the respective  breakeven load factors for the three and nine-month periods ended September 30, 1998 are 59.3 percent and 64.5 percent.
(6) Passenger revenues divided by RPMs.
(7) Jet fuel price per gallon, excluding into-plane and similar service charges.


The following table sets forth the components of the Company's operating expenses expressed as unit operating cost per available seat mile for the three-month and nine-month periods ended September 30, 1998 and 1997.

                                                                 Unit Cost per Available Seat Mile
                                                                               (cents)
                                                          Three-month periods            Nine-month periods
                                                          ended September 30,            ended September 30,
                                                          -------------------            -------------------
                                                          1998          1997             1998          1997
                                                          ----          ----             ----          ----
Salaries, wages and benefits                              1.38          1.43             1.45          1.42
Aircraft fuel and oil                                     1.14          1.40             1.18          1.47
Aircraft leases                                           1.46          1.44             1.47          1.48
Aircraft maintenance                                      0.71          0.73             0.84          0.70
Handling, landing and airport fees                        0.79          0.82             0.84          0.83
Advertising, marketing and sales                          0.59          0.55             0.58          0.62
Commissions                                               0.42          0.45             0.39          0.44
Facility leases                                           0.30          0.29             0.32          0.29
Insurance                                                 0.05          0.12             0.10          0.13
Communications                                            0.09          0.11             0.11          0.12
Depreciation                                              0.13          0.21             0.15          0.21
Restructuring charges                                        -             -             0.06             -
Other                                                     0.53          0.50             0.57          0.54
                                                         ------        ------           ------       ------
Total unit cost per available seat mile                   7.59          8.05             8.06          8.25
                                                         ======        ======           ======       ======

                              Results of Operations

Reno Air realized a record net income of $13.3 million before preferred stock dividends of $0.81 million for the three-month period ended September 30, 1998, compared to net income of $4.8 million for the same period in 1997. Diluted earnings per share for the 1998 and 1997 quarters were $0.78 and $0.39, respectively. Net income before preferred stock dividends for the nine-month periods ended September 30, 1998 and 1997 was $7.3 million and $24 thousand, respectively. The net income for the three month period ended September 30, 1998 includes nonoperating gains of $3.1 million. The comparable 1997 period includes profit sharing expense of $350 thousand and a nonoperating gain of $1.3 million. The $8.5 million improvement in the net income for the third quarter of 1998 compared to the 1997 quarter is attributable primarily to an $11.1 million decrease in 1998 operating expenses and the aforementioned nonoperating gains, offset in part by a 4.1 percent decrease in operating revenues. Operating revenues and operating expenses for the nine-month period ended September 30, 1998 increased by 0.3 percent and decreased by 1.8 percent, respectively, from the comparable 1997 amounts, which contributed to the $7.3 million improvement in net income.

Operating revenues

At September 30, 1998, the Company had 27 aircraft in revenue service compared to 30 aircraft at September 30, 1997. This reduction in capacity, together with a decrease in load factor, contributed to decreases in revenue passenger miles
(RPMs) of 7.1 percent to 814 million RPMs, and 1.3 percent to 2.37 billion RPMs, respectively, for the three and nine-month periods ended September 30, 1998, compared to 876 million RPMs and 2.40 billion RPMs for the comparable 1997 periods. The decrease in 1998 third quarter RPMs caused operating revenues for that quarter to decline by $4.3 million to $101.0 million, compared to operating revenues of $105.3 for the third quarter of 1997. However, as a result of managements efforts to reschedule its aircraft to more profitable markets, unit revenue for the quarter increased by 1.7% to 8.54 cents. For the nine-month period ended September 30, 1998, operating revenues increased by $0.9 million to $293.7 million, compared to $292.8 million for the respective 1997 period, due primarily to a 2.6 percent improvement in the 1998-period yield to 11.8 cents. Unit revenue for the nine-month period ended September 30, 1998 declined slightly to 8.27 cents. Operating revenues for the nine-month period ended September 30, 1998 include $1.9 million resulting from adjustments to estimated ticket breakage on earned passenger revenues.

Operating expenses

Operating expenses for the three-month period ended September 30, 1998 decreased by 11.0 percent to $89.8 million, compared to operating expenses of $100.9 million for the third quarter of 1997. Although ASMs for the third quarter of 1998 decreased by 5.7 percent to 1.2 billion, the decrease in the 1998 third quarter operating expenses produced a unit cost per ASM of 7.59 cents, compared to a unit operating cost of 8.05 cents per ASM for the third quarter of 1997. Operating expenses for the nine-month period ended September 30, 1998 decreased by 1.8 percent to $286.2 million from $291.4 million for the comparable 1997 period, despite $2.2 million of restructuring charges incurred in the 1998 period. Unit operating cost per ASM for the nine-month period ended September 30, 1998 decreased by 2.3% to 8.06 cents compared to 8.25 cents per ASM for the same period in 1997. A significant factor relating to the decrease in operating expenses for the three-month and nine-month periods ended September 30, 1998, compared to the 1997 periods, is the reduction of the Company's fleet to 27 aircraft at September 30, 1998 from 30 aircraft at September 30, 1997, and the resultant decreases in departures, block hours flown and revenue passengers carried.

Other improvements in 1998 unit costs reflect the continuing benefits achieved from a restructuring program that the Company began shortly after Mr. O'Gorman's appointment in the first quarter of 1998. In addition, operating expenses for the three-month and nine-month periods ended September 30, 1998 include reductions in aircraft maintenance and depreciation expenses resulting from changes in the Company's accrual rates for engine overhauls and the economic useful lives of its flight equipment, offset by restructuring charges of $2.2 million. Salaries, wages and benefits expense decreased by 9.3 percent and increased by 2.5 percent, respectively, for the three and nine-month periods ended September 30, 1998 from the comparable 1997 periods. The increase for the nine-month period of 1998 is attributable primarily to a greater average number of employees for that period compared to the 1997 nine-month period. However, the restructuring program initiated by the Company in the first quarter of 1998 has resulted in a reduction in the total number of employees such that at September 30, 1998, the Company employed 1,777 full time equivalent employees
(FTEs) compared to 2,159 FTEs at September 30, 1997. Salaries, wages and benefits expense for the 1997 periods includes profit sharing expense of $350 thousand.

Aircraft fuel and oil expense decreased by 23.5 percent and 19.5 percent, respectively, for the three and nine-month periods ended September 30, 1998 from the comparable 1997 periods. The improvements were primarily attributible to an
11.9 cents per gallon decrease in the average cost per gallon of fuel to 57.4 cents for the third quarter of 1998, compared to the 1997 quarter, and a 13.7 cent decrease to 60.8 cents for the first nine months of 1998, compared to the respective 1997 period. The 1998 decreases in aircraft fuel and oil expenses are also attributable in part to the fact that the Company operated fewer aircraft block hours in the 1998 periods than in the comparable 1997 periods. Aircraft lease expense decreased by 4.0 percent for the three-month period and remained essentially unchanged for the nine-month period ended September 30, 1998, respectively, compared to the same 1997 periods. The decrease in the 1998 third quarter expense is attributable to the fact the during that quarter, the Company leased three fewer aircraft than in the third quarter of 1997. Although the Company leased fewer aircraft overall during the 1998 nine-month period than in the comparable 1997 period, two MD-90 aircraft were added to the fleet in the first quarter of 1998 at higher monthly lease rates than the Company's other leased aircraft. Aircraft maintenance expense decreased by 7.8 percent for the 1998 quarter, but increased by 20.7 percent for the nine-month period ended September 30, 1998, compared to the respective 1997 periods. The reduction in the 1998 third quarter maintenance expense is primarily attributable to analytical studies, consultation with the manufacturers of its aircraft engines, rebidding engine maintenance contracts, improved inventory control procedures, and improved supervision of third party engine overhaul work-scope, which resulted in a decrease in the Company's accrual rate for engine overhauls, and to a 6.4% decrease in block hours flown. However, for the nine-month period ended September 30, 1998, the Company incurred significantly higher maintenance costs for unscheduled and component repairs and overhauls than in the comparable 1997 period. Handling, landing and airport fees expense decreased by 8.8 percent and increased 1.4 percent, respectively, for the three and nine-month periods ended September 30, 1998, compared to the same 1997 periods. The decrease for the third quarter of 1998 resulted primarily from the reduction in departures and revenue passengers carried during the 1998 quarter, compared to the third quarter of 1997. Although departures and revenue passengers declined during the nine-month period ended September 30, 1998, compared to such 1997 period, increased costs for purchased services and the operation of substantially more track charter flights in the first half of the nine-month period resulted in an increase for the overall nine-month period. Advertising, marketing and sales expense increased by 1.6 percent and decreased by 6.4 percent, respectively, for the three and nine-month periods ended September 30, 1998 from the comparable 1997 periods. The third quarter 1998 increase is attributable to increased advertising, passenger booking and reservations fees. The overall decrease in this expense for the nine-month period ended September 30, 1998 is primarily due to reduced expenditures for advertising and promotional items and a shortage of reservation agents in the early portion of the nine-month period. Commissions expense decreased by 12.4 percent and 10.6 percent, respectively, for the three and nine-month periods ended September 30, 1998 from the comparable 1997 periods.

These decreases resulted from reduced scheduled passenger revenues for the 1998 periods, the reduction, in October 1997, of the Company's standard travel agency commission rate to eight percent from ten percent, and by the reduction in certain override commission rates paid in the third quarter of 1998. The Company does not cap its travel agency commissions. Facility leases expense decreased by
2.9 percent and increased by 9.6 percent, respectively, for the three and nine-month periods ended September 30, 1998 from the comparable 1997 periods. The decrease for the 1998 third quarter is attributable to the cessation of service to six cities earlier in the year, whereas the overall increase for the nine-month period of 1998 is attributable primarily to significant rent increases for airport space in Reno and Las Vegas, Nevada, and Los Angeles, California.

Insurance expense decreased by 60.9 percent and 27.0 percent, respectively, for the three and nine-month periods ended September 30, 1998, compared to the respective 1997 periods. These decreases are attributable to reduced premium rates for aircraft hull damage and passenger liability insurance, a decrease in the composite insured hull value of the Company's aircraft and the decreases period over period in revenue passenger miles flown. Communications expense decreased by 23.8 percent and remained essentially unchanged for the three and nine-month periods ended September 30, 1998, respectively, compared to the same 1997 periods. The third quarter 1998 decrease is primarily attributable to the renegotiation of telecommunications contract rates completed earlier in the year. Despite the decrease in traffic for the nine-month period of 1998, this expense was essentially unchanged from the 1997 period primarily because of problems encountered by the Company, in late 1997, with its reservations system which resulted in longer customer service calls and hold times. The service problems with the reservations system were resolved during the summer of 1998. Depreciation expense decreased by 39.1 percent and 25.8 percent, respectively, for the three and nine-month periods ended September 30, 1998, over the comparable 1997 periods. The overall net decrease in depreciation expense is due to the change in estimate of depreciable lives of the Company's flight equipment. Other operating expense was essentially unchanged for the third quarter of 1998, but increased by 5.5 percent for the nine-month period ended September 30, 1998 over the comparable 1997 periods. The increase for the nine-month period of 1998 is primarily attributable to significant increases for professional, technical and other purchased services and in the provision for doubtful accounts receivable.

Nonoperating income and expense

The improvement in nonoperating income (expense) for the three and nine-month periods ended September 30, 1998 over the comparable 1997 periods is primarily attributable to gains on nonoperating asset sales realized in the third quarter of 1998.

Liquidity and capital resources

At September 30, 1998, Reno Air had available cash and cash equivalents and short-term investments of $29.4 million compared to $29.2 million at December 31, 1997. For the nine-month period ended September 30, 1998, net cash provided by operating activities was $3.7 million, compared to cash used in operating activities of $3.8 million for the same period in 1997. For the nine-month period of 1998, net cash provided by (used) in investing and financing activities was $10.9 million and ($15.4 million), respectively, principally from the net proceeds from the sales and purchases of property and equipment, repayments of long-term debt and dividends on preferred stock. For the nine-month period ended September 30, 1997, cash used in investing activities was $21 million, while financing activities provided cash of $14.5 million.

At September 30, 1998, the Company had prepaid fuel of approximately $8.6 million representing approximately one-half of the Company's anticipated fuel consumption (in gallons) for the fourth quarter of 1998 and 17% of its expected fuel consumption (in gallons) for the first quarter of 1999.

At September 30, 1998, the Company's all Stage III compliant fleet consisted of 23 McDonnell Douglas MD-80 series and five MD-90 series aircraft. The Company owns two of the MD-80 aircraft, and the remainder of its aircraft are leased under operating leases with remaining terms ranging from less than two months to approximately 17.25 years. During the first nine months of 1998, the Company acquired two MD-90 aircraft under long-term lease agreements and two MD-80 aircraft under conditional sale agreements. The latter two MD-80 aircraft were sold in the third quarter of 1998.

During that same period the Company returned four leased MD-80 series aircraft and will return two additional MD-80 aircraft by the end of 1998. Also, in the third quarter of 1998 the Company sold an owned MD-80 aircraft that was leased to another airline. The Company also leases three spare aircraft engines under medium-term agreements and owns four spare aircraft engines. Extensions for two of the engine lease agreements are currently being negotiated, and the Company has entered into a tentative agreement to sell one of its owned spare engines in December 1998. The Company is in discussions regarding the potential acquisition in early 1999 of a spare aircraft engine with a list price of approximately $5.6 million to support its fleet of MD-90 aircraft. The Company expects to finance a substantial portion of the potential acquisition with long-term debt. Under most of its aircraft leases, the Company is required to prepay maintenance deposits to the lessors based on prescribed rates and utilization of the aircraft. Upon completion of certain scheduled maintenance on these aircraft, these deposits are refunded to the Company. In the fourth quarter of 1997, the Company negotiated a waiver of its requirement to pay maintenance reserve deposits on eight aircraft leased from affiliates of The Boeing Company (Boeing). Unless further waivers of certain financial covenants are obtained, or alternate commercial arrangements are reached with Boeing, the Company may be required to commence paying maintenance reserves or pledge additional collateral on these eight aircraft in an amount aggregating approximately $800,000 per month, and potentially retroactive to April 1998. The Company has ongoing negotiations with Boeing and believes there is a substantial likelihood that the Company will obtain a waiver, modification or alternate arrangement in lieu of the requirement to pay maintenance reserves. In February 1998, the Company's line of credit with a bank was terminated by the mutual agreement of the bank and the Company. Currently the Company has no existing lines of credit but is evaluating replacement facilities with other financial institutions. Management believes that the Company's current cash position, together with expected cash flows generated from improved operational results and the anticipated net proceeds from the sale of a spare aircraft engine, will be sufficient to meet the Company's recurring financial obligations and capital expenditure requirements for the next twelve months. Nevertheless, being capital intensive and highly leveraged, the Company's financial results are sensitive to many factors, including the price of fuel, the actions of competing airlines and overall general and regional economic conditions, any of which can materially and adversely affect the Company's liquidity and cash flows. The Company may also seek to raise additional capital through the sale of equity or debt securities and possibly from the sales of other property and equipment. There are no assurances, however, that the Company will be able to raise additional capital under commercially desirable terms.

                            PART II OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

10 Material Contracts

11 Statement Re:  Computation of Income Per Share for the three-month and nine-month periods ended September 30, 1998 and 1997

27 Financial Data Schedule

B.  REPORTS ON FORM 8-K

August 26, 1998

                                      Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        Reno Air, Inc.


Date:  November 16, 1998              By:  /s/  W. Stephen Jackson
       -----------------              ------------------------------------------
                                           W. Stephen Jackson
                                           Senior Vice President-Finance,
                                           Treasurer and Chief Financial Officer
                                           (Principal Accounting Officer)